Form 10-K
period 1999-06-30
NFRONT INC
filed 1999-09-27
CIK 1084482

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        ---------------------------------

                                    FORM 10-K

                       ----------------------------------

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to
                                        ------------    --------------

                        COMMISSION FILE NUMBER: 000-26513



                                  NFRONT, INC.
             (Exact Name of Registrant As Specified in Its Charter)

                     GEORGIA                        58-2242756
         (State or Other Jurisdiction of         (I.R.S. Employer
         Incorporation or Organization)          Identification No.)

     520 GUTHRIDGE COURT, NW, SUITE 100
                NORCROSS, GEORGIA                       30092
   (Address of Principal Executive Offices)           (Zip Code)


       Registrant's telephone number, including area code: (770) 209-4460

                        ---------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on Which Registered
-------------------                         ------------------------------------
      None                                                   None

                        ---------------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price for the Common Stock on September 20, 1999 as reported by the Nasdaq National Market System, was approximately $60,234,285. The shares of Common Stock held by each officer and director and by each person known to the Registrant who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 20, 1999, the Registrant had outstanding 14,196,136 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.


================================================================================

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
                                                  PART I

         Item 1.       Business                                                                       3
         Item 2.       Properties                                                                     14
         Item 3.       Legal Proceedings                                                              14
         Item 4.       Submission of Matters to a Vote of Security Holders                            14
         Item 4A.      Executive Officers of the Registrant                                           15

                                                  PART II

         Item 5.       Market for Registrant's Common Stock and Related Shareholder Matters           17
         Item 6.       Selected Financial Data                                                        18
         Item 7.       Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                          20
         Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                     40
         Item 8.       Financial Statements and Supplementary Data                                    40
         Item 9.       Changes In and Disagreements With Accountants on
                       Accounting and Financial Disclosure                                            40

                                                 PART III

         Item 10.      Directors and Executive Officers of the Registrant                             41
         Item 11.      Executive Compensation                                                         41
         Item 12.      Security Ownership of Certain Beneficial Owners and Management                 41
         Item 13.      Certain Relationships and Related Transactions                                 41

                                                 PART IV

         Item 14.      Exhibits, Financial Statement Schedule, and Reports on Form 8-K                42
         Signatures                                                                                   45
         Financial Statements                                                                         47
         Exhibits                                                                                     62

                           FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, among other things, statements regarding our anticipated costs and expenses, our capital needs and financing plans, product and service development, our growth strategies, market demand for our products and services, relationships with our strategic marketing alliances, competition, the reliability and security of our data center and plans for addressing Year 2000 issues. These forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results of Operations." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in 1999. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I


ITEM 1.           BUSINESS.

         nFront provides products and services designed to enable small to mid-sized banks to provide Internet banking and other financial services to their retail and commercial customers. Through our outsourcing model, our client banks purchase our products as services, paying us on a monthly basis depending on the level of usage by their customers. Our solution enables our client banks to utilize the Internet to retain current customers, acquire new customers, offer additional products and services, decrease costs and increase fee income. By enabling banks to offer comprehensive Internet banking services, as well as additional financial products and services, the nFront solution enables our client banks to create a bank-branded web site that becomes a financial destination for the client bank's customers.

         Our solution consists of our Internet banking products, our Internet banking data center which facilitates use of the products, implementation and web site design services and marketing support services. Our nHome product provides Internet banking services targeted at meeting the banking needs of a bank's retail customers. Our nBusiness product provides banking services specifically designed to meet the needs of the bank's commercial customers. Through our Internet banking data center, we provide the necessary communications, transaction processing and data storage services to operate the system. We work closely with each of our client banks to design the appearance of their Internet branches, implement and integrate our system with the banks' existing computer systems and train the banks' employees to market our products. As of June 30, 1999 we had 163 client banks.

INDUSTRY BACKGROUND

     Growth of the Internet and Electronic Commerce

         The Internet has emerged as a significant global communications medium enabling millions of people to share information and conduct business electronically. International Data Corporation estimates that the number of Web users world-wide will grow from approximately 97 million in 1998 to approximately 320 million by 2002. This growth is being driven by a number of factors, including an expanding base of personal computers in the home and workplace; improvements in network infrastructure; easier, faster and cheaper access to the Internet and commercial on-line services; advances in network and communication security; increased general awareness of the Internet among consumer and business users; and the introduction of alternative Internet-enabled devices, such as televisions and handheld devices.

         As access to the Internet expands, businesses are increasingly using the Web as an effective means of retaining customers, acquiring new customers, selling additional products and services to their existing customer base and reducing costs. The ease of use, functionality and accessibility of the Internet have made it an increasingly attractive commercial medium by providing features that historically had been unavailable through traditional channels of customer contact. For example, the Internet provides users with convenient access to large amounts of dynamic data to support their financial management, investment management and purchasing decisions. Through the Internet, businesses are able to communicate effectively with customers by providing access to information, including frequent updates of new products and services, content, pricing and visual presentations. Additionally, businesses can utilize customer-specific data obtained through the customer's interaction with the business' web site to market services and products targeted at the particular customer. International Data Corporation estimates that goods and services purchased over the Internet in the U.S. will increase from approximately $26 billion in 1998 to over $269 billion in 2002.

         In addition to its use as a general commercial medium, the Internet has rapidly emerged as a means of providing financial products and services. Many companies increasingly are offering a variety of financial products and services, including credit cards, brokerage services, insurance products and commercial and retail banking services, via the Internet. For example, according to International Data Corporation, the number of on-line brokerage accounts in the United States is expected to grow from 3.5 million at the end of 1997 to 24 million at the end of 2002.

     Emergence of Internet Banking

         Banks have historically used technology to create alternative distribution channels for their services in order to reduce their customers' dependence on traditional physical branch locations. Examples include automated teller machines or ATMs, telephone banking and electronic banking. The primary benefits sought by banks in their attempts to reduce customers' reliance on traditional branches were, among others, to reduce costs, increase the breadth and availability of services and differentiate themselves from their competitors. Although banks have been successful in directing customers to alternative distribution channels, these alternatives have historically provided customers with only limited access to the services available at a traditional branch location. In seeking cost effective, convenient alternative distribution channels that will provide customers a full array of services, banks have recently focused on electronic banking alternatives, such as PC banking and Internet banking.

         Banks originally offered electronic banking by distributing their proprietary PC-based software to their customers or by developing links between the bank's computers and PC-based personal finance manager software packages such as Intuit's Quicken(R) or Microsoft's Money. PC banking provides access to the customer's accounts and the ability to execute banking transactions. However, limitations of PC banking include:

         - customers can only access their bank accounts and related information from the particular PC on which the PC banking software has been installed;

         - it can be expensive for the bank to provide and support PC banking because of the significant costs to develop, purchase and maintain the software and hardware necessary to integrate with the bank's core operating system and to support the locally-installed copies of software on the customers' PCs; and

         - PC banking does not enhance the bank's ability to identify and exploit opportunities to sell other products and services to the customer.

         Consequently, only a relatively small number of banks have offered a PC banking solution.

         The proliferation of the Internet has enabled the development and implementation of Internet banking systems that overcome many of the limitations of PC banking. Unlike PC banking, Internet banking only requires that a customer have a secure Web browser for access to the Internet and the bank. Internet banking does not require the user to have any other specific software and does not restrict the customer to a particular PC. Instead, customers may access their bank information through the Internet using any Web-enabled device to review account activity, transfer funds, pay bills or transact other business. Account information is stored on a secure server at all times, protected by technology designed specifically to safeguard this information. According to Forrester Research, the number of households banking on-line in the United States is projected to grow from 2.4 million in 1997 to more than 18 million by 2002.

         According to the Office of the Comptroller of the Currency, as of June 30, 1998, there were 374 banks offering transactional Internet banking web sites in the United States. With the rapid growth of the Internet banking market, many banks are compelled to offer Internet banking as part of their overall services in order to remain competitive and continue to retain and attract customers.

     Challenges to Implementing Internet Banking Systems

         Many banks choose between using in-house resources or licensed technology to implement an Internet banking system. Common challenges for banks trying to implement Internet banking systems using internally-developed or licensed technology include:

         - substantial initial investments in hardware, software and communications equipment required to implement these systems and maintain security and redundancy;

         - difficulty in identifying, attracting and retaining qualified personnel to implement and manage the system;

         - limited access to technical resources to integrate an Internet banking system into the bank's core computer systems, monitor the system for security and regulatory compliance and train and support the bank's customers on the use of the system; and

         - competitive risks associated with possible delays in implementing, supporting or upgrading an Internet banking solution in-house.

         These challenges are particularly difficult for most small to mid-sized banks due to their limited capital and internal technical resources. Many larger national or "super-regional" banks offer some form of Internet banking currently and bank customers are increasingly demanding these services. Small to mid-sized banks are being pressured to provide competitive solutions.

         Many banks, particularly small to mid-sized banks, are seeking to outsource their Internet banking services as a more cost-effective, efficient means of providing these services to their customers. An outsourced Internet banking solution can provide to the small to mid-sized bank the resources necessary to create an Internet banking service competitive with the services offered by the large banks.

     nFront's Market Opportunity

         We believe that a significant opportunity exists to provide small to mid-sized banks with a comprehensive, outsourced solution that enables these banks to offer Internet banking services to their customers. As of September 30, 1998, there were more than 10,000 banks, savings and loans and thrifts in the United States and all but 81 of those had assets below $10 billion. Approximately 175 million, or approximately 52%, of the deposit accounts with balances less than $100,000 were held by banks in that small to mid-sized bank segment. Many consumers and small businesses continue to be attracted by the customer orientation and local community presence offered by small to mid-sized banks and are beginning to demand the convenience of Internet banking.

         Internet banking also permits banks to more easily expand the financial products and services offered to their customers to include brokerage services, credit cards, bill presentment, bill payment, insurance, tax return preparation, full on-line account origination and retail Web-based purchasing.

NFRONT'S SOLUTION

         We provide a comprehensive, outsourced solution that enables small to mid-sized banks to offer their customers complete branch banking services through the Internet. Our solution consists of our Internet banking products, our Internet banking data center which facilitates the use of these products, implementation and web site design services and marketing and support services. Our nHome product provides Internet banking services targeted at meeting the needs of a bank's retail customers. Our nBusiness product provides banking services specifically designed to meet the needs of the bank's commercial customers. The nFront Internet banking data center provides the web server computers, communications, data storage, retrieval and security, as well as support personnel necessary to operate an Internet branch for each bank, that is integrated with the bank's existing computer systems. Our solution enables banks to utilize the Internet to compete more effectively in their markets, retain current customers, acquire new customers, offer additional products and services, decrease costs and increase fee income.

         By creating Internet branches for our client banks, we enable banks to become the destination on the Web for bank customers who are increasingly using the Web to research, evaluate and, if desired, purchase a broad array of financial products and services. Because of the integral role of bank accounts in all types of financial transactions and the importance of expanded access to the information relating to those accounts, we believe that banks are particularly well suited to provide this financial destination on the Web for their customers. Our products and services enable our client banks' customers to access their personal account information, perform a variety of financial transactions and conduct investment research on the banks' web site. We plan to expand our products and services to enable client banks to offer investment portfolio management, insurance and related sales to strengthen their position as the financial destination on the Web for their customers.

         The key differentiators of our products and services are:

         Outsourced Solution. Our outsourced solution has been designed to have significantly lower up-front costs, lower overhead, shorter lead times on initial implementation and upgrades and better access to qualified personnel than the bank would experience on an in-house basis. Finally, by aggregating the customer bases and assets of our client banks, our outsourced solution enables us to take advantage of economies of scale and increased buying power in negotiating agreements with third parties to offer additional products and services to our client banks' customers, resulting in improved economic arrangements than would otherwise be the case. By outsourcing the system design, implementation, operation and support, the bank is free to focus on its core competency, serving its banking customers, rather than managing the growing complexities of Internet technology.

         Fat Server Architecture. Our products are based on a system architecture that is commonly referred to as a "fat server" design. A "server" is the computer or collection of computers that store information and handle many of the more complex data processing functions. A "fat server" refers to a server that has been configured to handle significant volumes of data storage and retrieval, as well as complex data processing functions. With "fat server" architecture, the system utilizes a relational database located on the nFront system server to receive and store customer data from a bank's core computer system. This data storage architecture allows the nFront system to store and organize the client bank customer's account data locally, without a continuous, direct connection between the customer and the bank's core system. On the other hand, a "thin server" refers to a server which acts more as a conduit for information which is processed either by other servers or by the PCs accessing this server. With the "thin server" model, which connects the customer directly to the bank's core system, the information available to the customer is limited to data currently accessible on the bank's core system.

         Fat server architecture provides the following functional advantages over thin server architecture:

         - Access to historical financial information. Information stored on the fat server allows a customer to generate consolidated reports on financial transactions spanning an extended period of time. nFront's fat server system currently stores up to two years of customer data, whereas thin server systems typically provide access to 60 to 90 days of financial data. We believe access to more historical account data promotes increased customer loyalty for a bank.

         - Analysis of customer information. A fat server solution enhances the bank's ability to extract and analyze relevant customer account information and more efficiently cross-sell products.

         - Effective consolidation of financial services. The fat server can more effectively consolidate the customer's financial data from disparate host systems in one place. These host systems include banking, brokerage and insurance financial data.

         Ease of Integration through Relationships with Core Processors. We have interfaces with 32 different core processing systems used by banks, enabling us to offer faster, more cost-effective integration of our Internet banking products with a bank's existing core processing system. Core processors provide the software and services required by banks to process their transactions.

         Microsoft NT-Based. The nFront solution is designed to take advantage of the Microsoft NT application environment. In 1997 we received the Microsoft Corporation "Best Industry Solution for Internet Banking" award. The nFront solution utilizes the Microsoft BackOffice suite, which provides an integrated, scalable system foundation, allowing nFront to focus on product development instead of third-party application selection and integration. The integrated suite of NT server applications enables nFront to efficiently add new bank clients and their customers without interrupting service to our existing customers.

STRATEGY

         Our objective is to be the leading provider of Internet banking products and services to the small to mid-sized bank market and to create Web-based financial destinations for the millions of banking customers in that market. To achieve our objective, we intend to:

         Capitalize on Exclusive, Strategic Marketing Alliances to Expand Base of Client Banks. Primarily through our strategic marketing alliances with bank core processors and other related service providers, we plan to increase the number of banks offering the nFront products and services to their customers. We have formed exclusive, five year relationships with many of the key core processors and other providers of supporting technology to our target banking market segment. We recently expanded our national sales force to pursue additional sales opportunities through our strategic marketing relationships.

         Assist Client Banks in Converting their Customers to the nFront System. A portion of our service fees are based on the conversion of our client banks' customers to our system, as well as the number of their customers using our system each month. We offer to client banks our marketing program and other support services to promote conversion of their customers to our system. We are currently expanding our marketing team to achieve this objective.

         Build Awareness of nFront's Brands. As our client banks develop their positions as comprehensive financial destinations on the Web, we are positioning the "nFront" brand to create broad market recognition of nFront as the leading provider of solutions enabling banks to offer Internet banking, financial services and financial destination sites. The nFront logo appears on our client banks' Internet branches, further promoting the nFront name. In addition, we plan to use our www.banking.com web site and increased advertising to promote awareness of our products and services.

         Generate Incremental Revenue by Offering Additional Financial Products and Services through the nFront System. We intend to generate incremental revenue for ourselves and our client banks by providing additional products and services to the client banks' customers through the nFront system. These additional services may include, among others, insurance, brokerage and bill presentment services. In addition to providing incremental revenue, these products and services should enhance the client banks' positions as financial destinations on the Web and improve customer retention for the banks.

         Continue to Enhance Our Products and Services. We believe our system architecture serves as the foundation for our future position as a leader in the Internet banking market for small to mid-sized banks. We have made and intend to continue to make substantial investments to improve our core technologies to enhance the functionality and performance of our products and services.

PRODUCTS AND SERVICES

         nFront offers products and services designed to enable banks to offer complete branch banking services over the Internet to retail and commercial customers. Our nHome product provides Internet banking services to a bank's retail customers. Our nBusiness product provides these services to a bank's commercial customers. We work closely with each of our client banks to design the appearance of their Internet branches to achieve each bank's particular branding objectives. The nFront Internet banking data center provides the computers that operate as the web servers for the system, the communications equipment, the data storage, retrieval and security software and hardware, as well as the support personnel, necessary to operate each client bank's Internet branch and connect each Internet branch to the bank's existing computer systems.

         Through our outsourcing model, our client banks purchase our products as services, paying us on a monthly basis depending on the level of usage by their customers. Pricing for our nHome and nBusiness products include an up-front implementation fee payable upon execution of the contract, recurring monthly fees, transaction fees and fees for additional marketing and support services.

    Products

         nHome. The nHome product provides a bank's retail customers a wide array of branch banking services over the Internet. nHome was initially released in November 1996. As of June 30, 1999, we had agreements with 163 banks to provide the nHome product to their customers. With the nHome product, a bank's retail customers can:

         -    open new accounts;

         -    access account summaries and histories;

         - download account information to personal finance software, such as Intuit's Quicken or Microsoft's Money;

         -    receive electronic images of cleared checks;

         -    transfer funds;

         -    pay bills;

         -    manage pending transactions;

         -    generate custom reports;

         -    define event notifications;

         -    receive on-line customer support; and

         -    view a fully functional Internet banking demonstration.

         nHome also includes components used by the client bank to support the Internet branch. These administrative components include the ability for the client banks' customers and potential customers to submit account applications in a secure environment. Also, the client bank can automatically generate email responses to customer applications, update product interest rates and terms and receive customer-specific marketing and data analysis.

         nBusiness. The nBusiness product provides to a bank's small business customers comprehensive commercial banking services over the Internet. nBusiness was initially released in March 1999 and as of June 30, 1999, there were 71 agreements with banks to provide the nBusiness product to their customers. The product has been designed to enable the bank to generate additional fee revenue by offering its commercial customers a broader array of commercial cash management services than they currently offer. The nBusiness product provides the bank the same administrative and support functions available in the nHome product. With the nBusiness product, a bank's commercial customer receives the functionality of the nHome product, plus, the customer can:

         -    debit customer accounts;

         -    issue stop payment orders;

         -    pay employees;

         -    create multiple user security profiles;

         -    issue wire transfers;

         -    facilitate direct deposit; and

         -    initiate electronic tax payments.

    Services

         We provide the implementation services necessary to install our products, "brand" the bank's Internet branch and integrate the nFront products into the bank's core processing system. For a typical nHome installation, the implementation period currently averages approximately three months. Additionally, we provide the following marketing and support services to our client banks:

         Client Bank Marketing Program. Our client bank marketing program offers banks marketing campaigns aimed at converting existing bank customers to the nFront system and acquiring new customers. The program consists of several separate pre-designed segments from which the bank can choose. Each segment is complete with "camera ready" collateral marketing material as well as media campaign strategies. We may print and produce the materials at an additional cost or the bank may choose a local vendor to print and produce the materials.

         Employee Education Program. The Employee Education Program is a training program designed to help client banks train their employees on the benefits of the nFront system and Internet banking. nFront typically conducts training at the client bank. Training covers topics such as connecting to and navigating the Web, Internet banking, Internet security, email and related topics. nFront can employ a "train-the-trainer" approach or train the client's front line staff. The program includes leaders' guides and participants' kits.

         Marketing Consulting Services. We also offer customized consulting services for those banks with specific marketing and training needs. These services include competitive analyses, performance reporting, product recommendations and service and support recommendations. Consulting projects are priced on a time and materials basis.

INTERNET BANKING DATA CENTER

         All of our client bank Internet branches are hosted and processed in our Internet banking data center. The data center contains the computers that operate as the web servers for the system, the communications equipment, the data storage, retrieval and security software and hardware, as well as the support personnel, necessary to operate each client bank's Internet branch and connect each Internet branch to the client bank's existing computer systems. The data center communicates with a client bank by transferring the data directly from the client bank's core system to our servers in the data center utilizing direct data connections and a workstation running at the client bank.

         Our data center provides a controlled access environment that includes a high capacity battery backup system. The battery backup system provides continuous power to all production systems including servers, monitors, telecommunications equipment, and employee workstations. In addition, a diesel power generator provides backup power to our entire facility in the event of an extended power outage. We have recently entered into an agreement with Exodus Communications that provides us with a redundant data center, which will allow us to continue to provide service in the event of a catastrophic loss of our primary data center. We expect this redundant data center to be operational by October 31, 1999.

STRATEGIC MARKETING ALLIANCES

         When evaluating Internet banking solutions, banks usually focus on the ease of interface between their existing core banking software and the Internet banking software. Core banking software is the central software within a bank that processes information concerning banking transactions such as deposits and withdrawals. The link between the core banking software and the Internet banking software allows for the transfer of transactional data between both software systems. We have formed strategic marketing alliances with vendors of core banking software and outsourced data processing services who market our products exclusively to their customer base. These relationships are typically for a five year period, and we pay commissions to the companies with which we have strategic marketing alliances. These commissions typically range from 10% to 40% of the implementation fees and portions of the monthly service fees charged by nFront, though one agreement provides for a commission of 50% on the implementation fees. Generally we do not pay commissions on transactional fees such as bill payment or funds transfers. In addition, we have developed interfaces to the software systems of each of the companies with which we have strategic marketing alliances. Our alliances with core processors include BISYS, BancTec, Sparak and First Commerce Technologies.

         BISYS. We have a five-year marketing agreement with BISYS which began in April 1998, with automatic renewals for successive five-year terms unless terminated by either party prior to renewal. BISYS, which provides transaction processing and other administrative and computer processing services to banks and financial institutions, offers our products to its customer base. Subject to some restrictions, BISYS agrees to use its best efforts not to distribute other Internet banking solutions. BISYS is entitled to retain a portion of the fees collected on implementation and monthly service on the nFront System.

         BancTec USA, Inc. We have two five-year marketing agreements with BancTec which began in January 1999 and March 1999, respectively, with automatic renewals for successive five-year terms unless terminated by either party prior to renewal. BancTec, which provides transaction processing and other administrative and computer services to banks and financial institutions, offers our products to its customers and to its potential bank customers. Subject to some restrictions, BancTec has agreed that nFront will be its premier provider of Internet banking solutions to its customers. We pay to BancTec commissions on the implementation fees and monthly service fees we receive from their customers.

         Sparak. We have a five-year marketing agreement with Sparak which began in July 1997, with automatic renewals for successive five-year terms unless terminated by either party prior to renewal. Sparak, which provides transaction processing and other administrative and computer processing services to banks and financial institutions, offers our nHome system to its customer base and to potential bank customers. Sparak has exclusive rights to market nHome to its customer base and nonexclusive rights with respect to potential bank customers. We pay to Sparak commissions on the implementation fees and monthly service fees we receive from their customers.

         First Commerce Technologies. We have a five-year marketing agreement with First Commerce Technologies which began in July 1997, with automatic renewals for successive five-year terms unless terminated by either party prior to renewal. First Commerce Technologies, which provides transaction processing and other administrative and computer processing services to banks and financial institutions, offers our products to its customers and its potential bank customers. Subject to some restrictions, First Commerce Technologies agrees to use its best efforts not to distribute other Internet banking solutions. We pay to First Commerce Technologies commissions on the implementation fees and monthly service fees we receive from their customers.

         We also have exclusive marketing alliances with other banking technology providers such as BISYS Document Solutions, a bank check imaging company, and Southern Data Systems, a bank platform automation company.

SALES

         nFront utilizes a direct sales force that works closely with the national sales forces of each of the companies with which we have strategic marketing alliances to capitalize on their existing relationships within the banking community to promote nFront's products and services. Many of nFront's sales representatives are teamed with and assigned a strategic marketing relationship customer base on which to focus. The strategic marketing alliance sales representatives identify banks that are interested in purchasing an Internet banking solution, qualify the customer and then pass the qualified lead to the nFront sales person. The nFront sales person manages the sales effort, provides a demonstration of the products and negotiates and closes the sale. The nFront sales representative continues to leverage the relationship throughout the sales process and continues to work jointly with the strategic marketing alliance sales representative. We compensate both our sales representatives and companies with which we have strategic marketing alliances with commissions.

         In addition to sales representatives focused on the strategic marketing alliances, nFront also has sales representatives that focus exclusively on specific geographic territories as well as a sales representative that contacts nFront client banks to explore sales of additional and complementary nFront products and services. Since January 1, 1999, we have added 16 new sales representatives, to bring the total to 17 at June 30, 1999.

         The typical sales cycle for nFront products is approximately 90 days. We have recently implemented a sales force automation and customer relationship management software system that will allow our sales force to view the complete customer prospect listing, track progress in the sales cycle and report to management sales progress, thereby facilitating a complete customer contact program.

MARKETING

         We have achieved our historical growth with minimal marketing expenditures. We have utilized or intend to utilize the following programs and promotional activities to enhance our sales efforts:

         Advertising. We employ joint marketing efforts through our strategic marketing alliances nationwide, and we advertise in financial publications, trade magazines and financial industry directories. In addition, the nFront logo appears on our client banks' Internet branches further promoting the nFront name.

         Public Relations. We proactively pursue public relations opportunities to build brand awareness for nFront and its products. We target traditional print, syndicated news services and industry events with our public relations programs. We participate actively in industry trade shows, both on our own and jointly with companies with which we have strategic marketing alliances. To date, participation in industry trade shows has been our primary means of marketing.

         Direct Mail. We use direct mail to deliver our message to the key decision makers at all targeted banks in the United States. Direct mail campaigns will often be co-branded with the companies with which we have strategic marketing alliances.

         Telemarketing. To support our direct mail campaigns and advertising, we utilize telemarketing to target decision makers at community banks. We also use telemarketing to pre-qualify Internet banking leads as well as to sell additional products and services to existing nFront clients.

PRODUCT DEVELOPMENT

         Our product development efforts focus on enhancing current product functionality and adding new products to the nFront product line. We will continue to develop real time interfaces, check imaging, bill payment and bill presentment interfaces to the systems of companies with which we have strategic marketing alliances. New functionality planned for nHome includes on-line brokerage, deposit imaging, statement imaging, bill presentment and credit scoring. New functionality planned for nBusiness includes Internet payroll, managerial graphing capability, electronic data interchange functionality and other business applications.

         Our product development strategy includes clear definition and separation of responsibilities. We approach each development effort using the same fundamental set of guidelines and standards. The development process also allows for feedback from nFront's client banks and from internal resources as defined milestones are reached. nFront uses the rapid application development, or RAD, technique in order to manage product development cycles to attempt to keep pace with rapid changes in technology.

CLIENT BANKS

         Our target market is the approximately 10,000 small to mid-sized banks in the United States. As of June 30, 1999, we had 163 client banks, of which 111 had completed implementation and were operating an Internet branch. The average asset size of our client banks as of that date was $490 million.

         For the fiscal year ended June 30, 1999, no individual client bank accounted for 10% of our total revenues, although client banks sold and billed through the BISYS strategic marketing alliance represented 29% of our revenue for that period. One client bank, First Commerce Bank, accounted for 14% of our total revenues in the fiscal year ended June 30, 1998 and for 57% of our total revenues for the period from June 17, 1996 (inception) through June 30, 1997.

COMPETITION

         The Internet technology, financial services and secure network communication industries all represent dynamic and competitive markets. We continue to expect competition to intensify in the future, especially with respect to Internet financial service products. Because of the diverse and changing competitive marketplace in the financial services industry and for Internet related products and services, there can be no assurance that we have identified or considered all possible present and future competitors or that the discussion set forth below represents a complete coverage of competition.

         We believe that we face two basic levels of competition in our market. The first is competition from companies offering competitive Internet banking solutions to banks. The second is competition which our client banks face in providing Internet-based financial products and services to their customer base.

         We believe that the principal competitive factors in our market are industry trust, technical capabilities, operating effectiveness, cost and scalability, customer service, security, speed to market, and capital. Many of our competitors have the financial, technical and marketing resources, plus established industry relationships, to better compete based on these factors. Competitive pressures we face may have a material adverse effect on our business, financial condition or operating results.

         The market for on-line banking and financial software and services is competitive, rapidly evolving and subject to technological change. With the continued development of the Internet as an alternative means of delivering financial services, we expect competition to intensify. Principal competitors currently include software companies that provide comprehensive in-house software and Internet integration tools for on-line banking and brokerage solutions and outsourcing companies that provide similar product functionality to different target markets.

         With respect to solution providers in competition with us, while we believe no other company delivers comprehensive, outsourced Internet products and services to banks in our target market, there are a number of companies that have similar products and services such as Digital Insight, Edify, Netzee, FundsXpress, Q-UP, First Data Direct Banking and Security First Technologies. However, many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources.

         We also believe that the competitive forces facing us include the various competitive alternative approaches for Internet banking solutions, such as thin servers; fat clients (personal financial management software) and in-house development. Each of these alternatives competes with our fat server, outsourced solution.

         In providing Internet banking solutions to their customers, our client banks face competition not only from other banks, but also from non-bank financial institutions, such as brokerage firms and on-line service providers such as E*TRADE, Intuit's Quicken.com and Yahoo! Finance.

GOVERNMENT REGULATION

         We are not licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the National Credit Union Association or other Federal or state agencies that regulate or monitor banks or other types of providers of financial electronic commerce services. Federal, state or foreign agencies may attempt to regulate our activities. Congress could enact legislation that would require us to comply with data, record keeping, processing and other requirements. We may be subject to additional regulation as the market for our business continues to evolve. For example, Regulation E, which is promulgated by the Federal Reserve Board, governs electronic fund transfers made by regulated financial institutions and providers of access devices and electronic fund transfer services, including many aspects of our services. Under Regulation E, our client banks are required, among other things, to provide disclosure to retail customers, to comply with notification periods regarding changes in the terms of service provided and to follow specified procedures for dispute resolutions. The Federal Reserve Board may adopt new rules and regulations for electronic funds transfers that could lead to increased operating costs and could also reduce the convenience and functionality of our services, possibly resulting in reduced market acceptance. Because of the growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and Federal or state authorities could enact laws, rules or regulations affecting our business operations. We also may be subject to Federal, state and foreign money transmitter laws, encryption and security export laws and regulations and state and foreign sales and use tax laws. If enacted or deemed applicable to us, these laws, rules or regulations could be imposed on our activities or our business thereby rendering our business or operations more costly, burdensome, less efficient or impossible, any of which could have a material adverse effect on our business, financial condition and operating results.

         The market we currently target, the financial services industry, is subject to extensive and complex Federal and state regulation. Our current and prospective clients, which consist primarily of commercial banks and thrifts, operate in markets that are subject to extensive and complex Federal and state regulations and oversight. While we are not directly subject to these regulations, our services and related products must be designed to work within the extensive and evolving regulatory constraints in which our clients operate. These constraints include Federal and state truth-in-lending disclosure rules, state usury laws, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Fair Credit Reporting Act, Bank Secrecy Act and the Community Reinvestment Act. Because many of these regulations were promulgated before the development of our solution, the application of these regulations to our solution must be determined on a case by case basis. We do not make representations to client banks regarding the applicable regulatory requirements, but instead rely on each bank making its own assessment of the applicable regulatory provisions in deciding whether to become a client bank. Furthermore, some consumer groups have expressed concern regarding the privacy, security and interchange pricing of financial electronic commerce services. It is possible that one or more states or the federal government may adopt laws or regulations applicable to the delivery of financial electronic commerce services in order to address these or other privacy concerns. It is not possible to predict the impact that any of these regulations could have on our business.

         We currently offer services on the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, characteristics and quality of services and products. The adoption of any of these laws or regulations may limit the growth of the Internet, which could affect our ability to utilize the Internet to deliver banking and other financial electronic commerce services.

INTELLECTUAL PROPERTY

         Our success will be heavily dependent upon proprietary technology. We rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. These laws, procedures and contracts provide only limited protection. We have applied for the federal registration of service marks for "nFront," "nHome" and "nBusiness." We have also registered the domain names "banking.com" and "nFront.com." Despite the precautions that we take, it may be possible for unauthorized third parties to copy aspects of our current or future products or to obtain and use information that we regard as proprietary. The means we employ to protect our proprietary rights may not be adequate. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of software is difficult and some foreign laws do not protect nFront's proprietary rights to the same extent as United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources and could materially adversely affect our business, operating results, and financial condition.

EMPLOYEES

         As of June 30, 1999, we had 95 employees. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our employee relations to be good.


ITEM 2.           PROPERTIES.

         Our Internet banking data center and administrative, sales, marketing and development facilities are located in Norcross, Georgia, in approximately 13,800 square feet of office space being leased to us through August 1, 2003, and an additional 5,000 square feet of office space that is being subleased through November 30, 1999. In addition, we lease approximately 1,000 square feet in a facility in Bogart, Georgia, which serves as a location for many of our graphic designers. We are in the process of searching for new office space in order to relocate our corporate offices from the two Norcross facilities into one facility within the next six months.


ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceeding. From time to time, the Company is involved in various routine legal proceedings incidental to the conduct of its business.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Action was taken by unanimous written consent of the shareholders as of May 25, 1999 to:

         - amend the Amended and Restated Articles of Incorporation to increase the authorized capital stock of nFront to 80,000,000 shares, consisting of 70,000,000 shares of common stock and 10,000,000 shares of preferred stock;

         - adopt the nFront Stock Incentive Plan, increasing the total number of shares reserved pursuant to the Plan to 826,000 shares and providing for the automatic adjustment of the total number of shares reserved for issuance under the Plan to be adjusted on the first day of each fiscal year, beginning with the 2000 fiscal year through the fiscal year ending June 30, 2004; and

         -        to adopt the nFront Director Stock Option Plan.

         Action was taken by unanimous written consent of the shareholders as of June 22, 1999 to:

         -        adopt the nFront Employee Stock Purchase Plan; and

         - amend the Stock Incentive Plan to revise the percentage of the automatic annual increase in the number of shares authorized thereunder from one and one-half percent (1.50%) of the total outstanding shares of common stock to one and one-quarter (1.25%); and

         - approve the classification of the Board of Directors into three classes with members serving for staggered three-year terms and approval of the nominees for each of the classes.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of nFront and certain information about them are as follows:

                         NAME                         AGE              POSITION
              ----------------------------            ---   --------------------------------------------
              Brady L. "Tripp" Rackley III........    28    Chairman of the Board of Directors and Chief
                                                            Executive Officer
              Robert L. Campbell..................    48    President, Chief Operating Officer and
                                                            Director
              Jeffrey W. Hodges...................    33    Chief Financial Officer and Secretary
              Vincent R. Brennan..................    36    Senior Vice President -- Sales
              Steven S. Neel......................    29    Senior Vice President -- Operations

         Brady L. "Tripp" Rackley III, founder of nFront, has served as Chairman of the Board and Chief Executive Officer of nFront since its inception in 1996. Prior to forming nFront, Mr. Rackley served as Chief Operating Officer of LeapFrog Technologies, Inc., a software development company, from October 1995 until February 1996, and as Vice President -- Development of Systeme Corp., a software development company, from December 1992 until September 1995. Mr. Rackley received an Industrial Engineering degree from the Georgia Institute of Technology and has post-graduate studies in business and human computer interface from the University of Central Florida. Mr. Rackley is also a member of the board of the Alexander-Tharpe Foundation, Inc. Mr. Rackley is the son of Brady L. Rackley.

         Robert L. Campbell has served as President and Chief Operating Officer of nFront since July 1998 and as a Director since September 1998. Prior to joining nFront, Mr. Campbell worked as an independent consultant for Campbell and Associates from January to July 1998. Mr. Campbell served as President of Insight Management, a professional services business, from January 1997 until November 1997. Mr. Campbell served as President and Chief Executive Officer of Servantis Systems, Inc., a banking and electronic commerce software and services firm from July 1993 until the company's acquisition by CheckFree Corp. in March 1996. Mr. Campbell received a Bachelor of Science Degree and a Masters of Business Administration from the University of Tennessee.

         Jeffrey W. Hodges has served as Chief Financial Officer of nFront since November 1998 and was elected Secretary in April 1999. Prior to joining nFront, Mr. Hodges served as Vice President -- Controller of Powertel, Inc., a public wireless telecommunications provider, from June 1995 until November 1998. From December 1988 until June 1995, Mr. Hodges served as an auditor at Arthur Andersen, LLP, an independent accounting firm, serving most recently as Audit Manager from 1992 to 1995. Mr. Hodges is a graduate of Auburn University with a degree in accounting and is a Certified Public Accountant.

         Vincent R. Brennan has served as Senior Vice President -- Sales of nFront since March 1999 and is responsible for growing and managing nFront's sales. From September 1998 until March 1999, Mr. Brennan served as Senior Vice President -- Sales and Marketing of nFront. Prior to joining nFront, Mr. Brennan was employed by John H. Harland Co. from June 1986 until September 1998, serving as Senior Vice President -- Sales, managing the financial markets division from December 1995 until September

1998 and as Vice President from April 1993 until December 1995. Mr. Brennan received a Bachelor's degree in Business Administration from the University of Connecticut.

         Steven S. Neel has served as Senior Vice President -- Operations of nFront since July 1996 and is responsible for enhancing customer satisfaction by implementing and supporting the nFront products and services. Prior to joining nFront, Mr. Neel served as Vice President -- Implementations of LeapFrog Technologies, Inc., a software development company, from October 1995 until July 1996. Prior to joining LeapFrog Technologies, Inc., Mr. Neel was a partner from April 1993 until October 1995 in an Atlanta-based consulting firm where he obtained experience in the financial services industry. Mr. Neel received a Bachelor's degree in Management from the Georgia Institute of Technology.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
                  MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "NFNT." The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported by the Nasdaq National Market for each of the quarters since our initial public offering:

                   FISCAL PERIOD                                       HIGH PRICE           LOW PRICE
       -------------------------------                                 ----------           ---------
       1999
       From June 29, 1999 - June 30, 1999........................       $15.188              $13.50
       From July 1, 1999 - September 20, 1999....................       $23.688              $10.00

         The closing sale price of our Common Stock as reported by the Nasdaq National Market on September 20, 1999 was $12.375. The number of shareholders of record of our Common Stock as of September 20, 1999 was 38.

         We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all of our earnings and other cash resources, if any, will be retained by us for investment in our business.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 29, 1999, we commenced an initial public offering of our Common Stock. The registration statement relating to this offering (File No. 333-76955) was declared effective on June 28, 1999. Hambrecht & Quist, J.C. Bradford & Co., Raymond James & Associates, Inc. and SoundView Technology Group were the managing underwriters of the offering. On July 2, 1999, we consummated the offering. The number of shares registered, the aggregate price of the offering amount registered, the amount sold and the aggregate offering price of the shares were sold were as follows:

              Shares of
               Common              Aggregate Price of                Amount of                 Aggregate Price
             Registered            Shares Registered                Shares Sold                of Shares Sold
             ----------            -----------------                -----------                --------------

              4,485,000               $44,850,000                    4,485,000                   $44,850,000

         We incurred the following expenses with respect to the offering through June 30, 1999:

            Underwriting
              Discounts
                 And                               Underwriters'
             Commissions       Finders' Fees          Expenses           Other Expenses          Total Expenses
             -----------       -------------          --------           --------------          --------------
             $2,380,000             $0                   $0                 $936,000               $3,316,000

         The net proceeds from the offering to us after deducting the foregoing discounts, commissions, fees and expenses were $32.5 million. Approximately $1.1 million of the proceeds were used for the repayment of our long-term debt and credit facility, approximately $4 million was used for capital expenditures related to the Internet banking data center and for other general working capital purposes. None of the foregoing expenses constituted direct or indirect payments to our directors, officers, general partners or their associates or to persons owning 10% or more of any class of our equity securities or to our affiliates.

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth our selected financial data and other operating information. We derived the selected financial data from our financial statements and related notes included in another part of this Annual Report on Form 10-K. You should read the selected financial data together with our financial statements and related notes and the section of the Annual Report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Ernst & Young LLP, independent auditors, audited our financial statements for the period from June 17, 1996 (inception) to June 30, 1997 and for the two years in the period ended June 30, 1999. Historical results are not necessarily indicative of results to be expected in the future. See Note 11 of Notes to Financial Statements for an explanation of the determination of the shares used in computing basic and diluted net income (loss) per common share and unaudited pro forma net loss per share.

                                                                          PERIOD FROM
                                                                         JUNE 17, 1996
                                                                          (INCEPTION)                 YEAR ENDED JUNE 30,
                                                                            THROUGH            -------------------------------
                                                                         JUNE 30, 1997             1998                 1999
                                                                         -------------             ----                 ----
 STATEMENT OF OPERATIONS DATA:
   Revenues:
    Implementation fees ...........................................        $   358,245         $    722,859         $ 3,158,904
    Monthly service fees ..........................................             34,263              185,283           1,446,092
    Other .........................................................            458,643              174,287             360,596
                                                                           -----------         ------------         -----------
      Total revenues ..............................................            851,151            1,082,429           4,965,592
   Operating expenses:
    Cost of implementation ........................................            246,544              346,054           1,073,484
    Cost of Internet banking data center ..........................             61,681               96,732             455,748
    Selling and marketing .........................................            194,450              568,928           3,170,714
    Product development ...........................................            106,429              170,419           1,173,696
    General and administrative ....................................            157,274              440,099           2,371,784
    Depreciation ..................................................             13,780               33,726             150,712
                                                                           -----------         ------------         -----------
      Total operating expenses ....................................            780,158            1,655,958           8,396,138
   Operating income (loss) ........................................             70,993             (573,529)         (3,430,546)
   Other (income) expense:
    Interest income ...............................................             (3,672)             (26,692)            (72,511)
    Interest expense ..............................................                 --                2,084              34,451
                                                                           -----------         ------------         -----------
   Income (loss) before income taxes ..............................             74,665             (548,921)         (3,392,486)
   Income tax expense (benefit) ...................................             25,925              (25,925)                 --
                                                                           -----------         ------------         -----------
   Net income (loss) ..............................................             48,740             (522,996)         (3,392,486)
   Accretion on redeemable convertible preferred stock ............                 --              (35,733)           (272,881)
                                                                           -----------         ------------         -----------
   Net income (loss) attributable to common stock .................        $    48,740         $   (558,729)        $(3,665,367)
                                                                           ===========         ============         ===========

   Net income (loss) per common share -- basic and diluted ........        $      0.01         $      (0.07)        $     (0.43)
                                                                           ===========         ============         ===========

   Weighted average shares outstanding -- basic and diluted .......          5,079,167            8,033,223           8,543,501
                                                                           ===========         ============         ===========

   Unaudited pro forma net loss per share -- basic and diluted ....                            $      (0.06)        $     (0.32)
                                                                                               ============         ===========
   Unaudited pro forma weighted average shares
     outstanding -- basic and diluted ..............................                              8,300,746          10,577,786
                                                                                               ============         ===========

OPERATING DATA (AT END OF PERIOD):
   Total client banks under contract ..............................                  6                   40                 163
   Total client banks implemented .................................                  2                   20                 111
   Total customers at client banks using our solution .............                  *                5,220              33,021

----------

* Information not available because prior to fiscal year ended June 30, 1998, nFront did not bill client banks on the basis of the total customers at client banks using the nFront solution.

                                                                        AS OF JUNE 30,
                                                     ---------------------------------------------------
                                                         1997               1998               1999
                                                     -----------        -----------         ------------
BALANCE SHEET DATA:
  Cash and cash equivalents ..................        $ 243,525         $ 2,521,384         $   128,434
  Working capital (deficiency) ...............          (71,787)          1,957,205          (3,097,793)
  Total assets ...............................          402,345           2,998,128           5,095,226
  Long-term debt, net of current portion .....               --                  --             307,566
  Redeemable convertible preferred stock .....               --           2,375,561           2,648,442
    Total stockholders' equity (deficit) .....           49,240            (209,391)         (3,223,981)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those under "Factors That May Affect Future Results of Operations" below and elsewhere in this Report.

OVERVIEW

         nFront provides a comprehensive, outsourced solution that enables small to mid-sized banks to offer their retail and commercial customers banking and financial services through the Internet. nFront's products and services provide bank-branded Internet applications to these banks, enabling the banks to offer products, services and transactions over the Internet in a secure environment. We were founded and incorporated in June 1996. From June 1996 through May 1997, our principal activities consisted of developing our nHome product, recruiting employees and raising capital. Our revenue during this period was generated primarily through software licensing fees from our nHome product. In June 1997, in response to the significant demand from small to mid-sized banks, we opened our Internet banking data center and began focusing on providing our client banks with a comprehensive outsourced Internet banking solution. In March 1999, we released our nBusiness product, which is designed to meet the specific needs of a bank's commercial customers. Our nHome product has been responsible for generating most of our revenue to date.

         We derive revenue from multi-year service contracts under which our client banks pay us the following fees:

         - an up-front implementation fee for developing each client bank's uniquely branded web site;

         - recurring fees based primarily on the number of customers of our client banks that use our products;

         -    transaction-based fees; and

         - fees for materials and services provided to client banks to support their customer marketing efforts and to train their staff on how best to manage customers on the Internet branch.

         The implementation fee, which is billable to the client bank when the contract is executed, is recognized as revenue over the implementation period, which currently averages approximately three months. We record the unrecognized portion of billable implementation fees as deferred revenue. Revenue from monthly user fees and transaction fees are recognized monthly based on the number of users with accounts on the bank's Internet branch at the end of the month and the transactions occurring during the month. The service contracts with the banks are typically five year exclusive agreements. The revenue from marketing and training support materials and services is recognized at the time the materials are delivered or the services are provided.

         We compensate both our sales representatives and companies with which we have strategic marketing alliances with commissions. Sales representatives' commissions are determined using a fixed commission schedule, which is based on the total asset size of the applicable client bank sold and the product sold. Commissions on sales from companies with which we have strategic marketing alliances are paid in accordance with the contractually agreed upon commission schedules in the respective contracts. These commissions, typically between 10% and 40%, vary by relationship and are generally expressed as a percentage of the up-front implementation fee and the monthly recurring fees.

         Our strategic marketing agreements stipulate that either nFront or the company with which we have a strategic marketing alliance is responsible for billing a client bank. In the event that nFront is responsible for billing the client bank, we recognize the gross amount of revenue and record the sales commission to the company with which we have a strategic marketing alliance as a selling and marketing expense. In the event that the company with which we have a strategic marketing alliance is responsible for billing the client bank, that company remits an agreed upon amount to us. Accordingly, we recognize the related revenue collected and no sales commission expense is incurred.

         To date, the majority of our resources have been directed to creating our nHome and nBusiness Internet banking products, building our Internet banking data center, forming exclusive strategic marketing alliances, marketing our products and building our sales and marketing team. As we have migrated from a licensing fee structure to a structure based on recurring revenue generation, we have incurred significant operating losses since September 30, 1997. Our strategy is to rapidly expand our base of client banks, assist these banks in promoting the use of the nFront system by their customers and increase the retail and commercial banking communities' awareness and acceptance of the nFront solution. We anticipate that our operating expenses will increase substantially in future periods as we increase our sales force, significantly increase our marketing and branding efforts, continue to develop new distribution channels, fund greater levels of product development and expand our support staff and facilities to facilitate our anticipated growth. Accordingly, we expect to incur additional losses in future periods.

RESULTS OF OPERATIONS

                                                       PERIOD FROM
                                                      JUNE 17, 1996
                                                       (INCEPTION)              YEAR ENDED JUNE 30,
                                                         THROUGH        --------------------------------
                                                      JUNE 30, 1997          1998                1999
                                                      -------------     -------------        ------------
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Implementation fees .......................        $ 358,245         $   722,859         $ 3,158,904
     Monthly service fees ......................           34,263             185,283           1,446,092
     Other .....................................          458,643             174,287             360,596
                                                        ---------         -----------         -----------
       Total revenues ..........................          851,151           1,082,429           4,965,592
  Operating expenses:
     Cost of implementation ....................          246,544             346,054           1,073,484
     Cost of Internet banking data center ......           61,681              96,732             455,748
     Selling and marketing .....................          194,450             568,928           3,170,714
     Product development .......................          106,429             170,419           1,173,696
     General and administrative ................          157,274             440,099           2,371,784
     Depreciation ..............................           13,780              33,726             150,712
                                                        ---------         -----------         -----------
       Total operating expenses ................          780,158           1,655,958           8,396,138
  Operating income (loss) ......................           70,993            (573,529)         (3,430,546)
  Other (income) expense:
     Interest income ...........................           (3,672)            (26,692)            (72,511)
     Interest expense ..........................               --               2,084              34,451
                                                        ---------         -----------         -----------
  Income (loss) before income  taxes ...........           74,665            (548,921)         (3,392,486)
  Income tax expense (benefit) .................           25,925             (25,925)                 --
                                                        ---------         -----------         -----------
  Net income (loss) ............................        $  48,740         $  (522,996)        $(3,392,486)
                                                        =========         ===========         ===========

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

         Revenues

         Implementation Fees. Implementation fees represent fees generated from developing the client banks' uniquely branded web sites. Implementation fees increased from $723,000 during fiscal 1998 to $3.2 million in fiscal 1999. This increase was attributable to an increase in the number of new banks purchasing the nFront solution, from 34 banks purchasing our solution during fiscal 1998 to 123 banks during fiscal 1999. The increase in banks purchasing our Internet banking solution reflects increased client bank acceptance of Internet banking as well as continued development of our products and services and an increase in our sales force from one individual at June 30, 1998 to a team of 17 sales representatives at June 30, 1999. Additionally, we introduced our nBusiness product in March 1999.

         Monthly Service Fees. Monthly service fees consist of the monthly fees charged to our client banks based primarily on the number of bank customers with accounts on the system and the volume of transactions such as bill payment, fund transfers and check imaging. These fees increased from $185,000 in fiscal 1998 to $1.4 million in fiscal 1999. This increase is attributable to the increase in customers at our client banks utilizing the nFront system from approximately 5,200 at June 30, 1998 to approximately 33,000 at June 30, 1999.

         Other. Other revenue consists of the fees charged to our client banks for materials and services to support marketing and training efforts as well as other non-recurring fees, including fees for custom web site development. These revenues increased from $174,000 in fiscal 1998 to $361,000 in fiscal 1999 primarily because of increased sales of our marketing materials.

         Expenses

         Cost of Implementation. Cost of implementation consists primarily of salaries and wages and facilities costs directly attributable to the implementation process. Cost of implementation increased from $346,000 in fiscal 1998 to $1.1 million in fiscal 1999. This increase reflects the significant growth in personnel required to accommodate the increase in new banks purchasing our solution.

         Cost of Internet Banking Data Center. Cost of Internet banking data center consists primarily of salaries and wages and communications costs required to operate the Internet banking data center. These costs increased from $97,000 in fiscal 1998 to $456,000 in fiscal 1999 to support the significant growth in the number of client banks and those banks' customers utilizing the nFront system.

         Selling and Marketing. Selling and marketing expenses consist primarily of salaries and wages, sales commissions, advertising, travel, public relations and marketing materials and tradeshow costs. Sales and marketing expenses increased from $569,000 in fiscal 1998 to $3.2 million in fiscal 1999. The increase reflects the expansion of our sales force and a substantial increase in sales commissions paid to our sales representatives and companies with which we have strategic marketing alliances due to our increased sales as well as increased marketing efforts designed to increase the number of our client banks' customers utilizing the nFront system. We believe that these expenses will increase significantly in the future as we continue to expand our sales force and increase our marketing and advertising efforts.

         Product Development. Product development expenses consist primarily of salaries and wages costs. Product development expenses increased from $170,000 in fiscal 1998 to $1.2 million in fiscal 1999. This increase reflects the increase in technical personnel to support the continued development of our nHome product and the development of our new nBusiness product, which was released in March 1999.

         General and Administrative. General and administrative expenses consist primarily of salaries and wages and other related costs for operations and executive employees, professional fees and facilities-related expenses. General and administrative expenses increased from $440,000 in fiscal 1998 to $2.4 million in fiscal 1999. This increase is attributable to an increase in personnel and facilities expenses necessary to support our expanded operations.

         Depreciation. Depreciation expense increased from $34,000 in fiscal 1998 to $151,000 in fiscal 1999 primarily as a result of depreciation of new computer equipment associated with the growth of the Internet banking data center as well as depreciation of our enhanced administrative systems. During fiscal 1999, we added new sales automation, customer support and accounting systems.

         Interest Income. Interest income increased from $27,000 in fiscal 1998 to $73,000 in fiscal 1999 as a result of interest earned on cash balances during the period. We raised approximately $2.8 million in proceeds from private equity offerings from May 1998 to September 1998.

         Interest Expense. Interest expense increased from $2,000 in fiscal 1998 to $34,000 in fiscal 1999 as a result of borrowings under our line of credit facility with Silicon Valley Bank. This line of credit was executed in

August 1998. Borrowings under this facility were repaid in June 1999 and replaced with a credit facility with NationsBank, which was subsequently repaid in July 1999 using proceeds obtained from the Company's initial public stock offering.

         Income Taxes. As of June 30, 1999, we had approximately $4.0 million of federal net operating loss carryforwards, which begin expiring in 2013. Utilization of these net operating loss carryforwards could become subject to annual limitation due to "change of ownership" provisions of the Internal Revenue Code and similar state provisions. For financial reporting purposes, a valuation allowance has been recognized to reduce net deferred tax assets to zero due to uncertainties with respect to nFront's ability to realize the benefit of net deferred income tax assets.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO THE PERIOD FROM JUNE 17, 1996 (INCEPTION) THROUGH JUNE 30, 1997

         Revenues

         Implementation Fees. Implementation fees increased from $358,000 in the period ended June 30, 1997 to $723,000 in fiscal 1998. This increase was attributable to the fact that only six new client banks purchased the nFront solution during the period ended June 30, 1997 while 34 banks purchased the nFront solution during fiscal 1998. This increase was partially offset during fiscal 1998 by the modification of our pricing structure to lower the up-front charges to the client bank and establish recurring monthly service fees as well as other transaction-based fees.

         Monthly Service Fees. Monthly service fees increased from $34,000 in the period ended June 30, 1997 to $185,000 in fiscal 1998 as a result of the increase in the number of client bank customers using nFront's products.

         Other. Other revenue decreased from $459,000 in the period ended June 30, 1997 to $174,000 in fiscal 1998. This decrease is primarily attributable to one-time revenue generated from a customized project performed for one client bank in the period ended June 30, 1997.

         Expenses

         Cost of Implementation. Cost of implementation increased from $247,000 in the period ended June 30, 1997 to $346,000 in fiscal 1998. This increase is attributable to the increase in client banks sold from six in the period ended June 30, 1997 to 34 in fiscal 1998.

         Cost of Internet Banking Data Center. Cost of Internet banking data center increased from $62,000 in the period ended June 30, 1997 to $97,000 in 1998. These costs increased to support the significant growth in the number of client banks and these banks' customers utilizing the nFront system.

         Selling and Marketing. Selling and marketing expenses increased from $194,000 in the period ended June 30, 1997 to $569,000 in fiscal 1998. This increase was due primarily to a substantial increase in sales commissions due to our increased sales.

         Product Development. Product development expenses increased from $106,000 in the period ended June 30, 1997 to $170,000 in fiscal 1998. This increase reflects the increase in technical personnel to support the continued development of our nHome product.

         General and Administrative. General and administrative expenses increased from $157,000 in the period ended June 30, 1997 to $440,000 in fiscal 1998. This increase is attributable to an increase in personnel and facilities expenses necessary to support our expanded operations.

         Depreciation. Depreciation expense increased from $14,000 in the period ended June 30, 1997 to $34,000 in fiscal 1998 primarily as a result of depreciation of new computer equipment associated with the growth of the Internet banking data center.

         Interest Income. Interest income increased from $4,000 in the period ended June 30, 1997 to $27,000 in fiscal 1998 as a result of interest earned on cash balances during the period. This increase is due primarily to interest earned on the investment pending use of the private equity offering proceeds received during fiscal 1998.

QUARTERLY RESULTS OF OPERATIONS

         The following table presents unaudited quarterly financial information for each of the quarters during the fiscal years ended June 30, 1998 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results included in this Report. We expect to continue to experience fluctuations in our quarterly operating results. Our quarterly results have in the past been subject to fluctuations and, therefore, the operating results for any quarter or quarters are not necessarily indicative of results for any future period. The quarterly results should be read in conjunction with our financial statements and related notes appearing elsewhere in this Report.



                                                                      QUARTER ENDED
                          ---------------------------------------------------------------------------------------------------------
                           SEPTEMBER 30, DECEMBER 31, MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,    MARCH 31,    JUNE 30,
                               1997        1997        1998        1998          1998          1998           1999         1999
                             --------    --------    --------    ---------    ----------    ----------    -----------   -----------
Revenues:
  Implementation fees ...... $217,313    $134,500    $229,562    $ 141,484    $  481,677    $  730,171    $   516,331   $ 1,430,725
  Monthly service fees .....   28,517      28,603      45,809       82,354       132,706       363,243        396,867       553,276
  Other ....................   39,982      98,325      11,099       24,881        12,014       105,559         96,522       146,501
                             --------    --------    --------    ---------    ----------    ----------    -----------   -----------
   Total revenues ..........  285,812     261,428     286,470      248,719       626,397     1,198,973      1,009,720     2,130,502
Operating expenses:
  Cost of implementation ...   31,414      50,635      50,701      213,304       211,823       219,186        266,532       375,943
  Cost of Internet banking
    data center ............   29,587      14,256      21,255       31,634        47,085        94,826         72,039       241,798
  Selling and marketing ....   29,481      52,191     107,593      379,663       260,471       428,366        774,106     1,707,771
  Product development ......   32,786      41,267      35,111       61,255       146,881       226,610        412,299       387,906
  General and
    administrative .........   82,350      92,242     130,596      134,911       363,640       464,646        617,195       926,303
  Depreciation .............    6,642       7,886       8,612       10,586        16,048        25,977         40,868        67,819
                             --------    --------    --------    ---------    ----------    ----------    -----------   -----------
   Total operating
     expenses ..............  212,260     258,477     353,868      831,353     1,045,948     1,459,611      2,183,039     3,707,540
Operating income (loss) ....   73,552       2,951     (67,398)    (582,634)     (419,551)     (260,638)    (1,173,319)   (1,577,038)
Other (income) expense:
  Interest income ..........   (1,220)       (985)     (1,711)     (22,776)      (26,186)      (20,126)       (17,124)       (9,075)
  Interest expense .........       --         665       1,249          170           518         8,233          9,324        16,376
                             --------    --------    --------    ---------    ----------    ----------    -----------   -----------
  Income (loss) before
    income taxes ...........   74,772       3,271     (66,936)    (560,028)     (393,883)     (248,745)    (1,165,519)   (1,584,339)
  Income tax expense
    (benefit) ..............   13,459         589     (12,048)     (27,925)           --            --             --            --
                             --------    --------    --------    ---------    ----------    ----------    -----------   -----------
Net income (loss) .......... $ 61,313    $  2,682    $(54,888)   $(532,103)   $ (393,883)   $ (248,745)   $(1,165,519)  $(1,584,339)
                             ========    ========    ========    =========    ==========    ==========    ===========   ===========


         The fluctuation in implementation fee revenue in the quarters ended September 30, 1997, December 31, 1997 and March 31, 1998 reflects the unpredictability of client bank sales in the early stages of our business. The decrease in implementation fee revenue and the corresponding increase in other fees during the quarter ended June 30, 1998 reflects our significant decrease in the standard up-front implementation fee resulting from our migration from a licensing fee structure to a structure based on recurring revenue generation. The decrease in implementation fee revenue during the quarter ended March 31, 1999 reflects a decrease in the number of new banks purchasing nFront products and services in December 1998 and January 1999 as compared to the previous quarter and the resulting reduction in revenue recognized over the three month implementation periods. The relatively slower growth in monthly service fees during the same quarter also reflects a decrease in the number of new banks purchasing nFront products and services in December 1998 and January 1999. Our sales have historically decreased in December. Additionally, our focus on building the sales team contributed to slower sales in January 1999. The increase in implementation fee revenue and other revenue during the quarter ended June 30, 1999 reflects strong sales results over the March through June 1999 period, due to the hiring of the sales team which began in December 1998. Additionally, a marketing campaign that took place during the quarter ended June 30, 1999 contributed to the increased monthly service fees recognized during this quarter as new bank customers were added to the system.

         The increase in cost of implementation during the quarter ended June 30, 1998 reflects an increase in one-time set up costs to establish our bill payment interfaces. The increase in the cost of the Internet banking data center during the quarter ended June 30, 1999 reflects the increased number of banks utilizing the system coupled with the additional payroll related costs needed to support the data center operations. The increase in selling and marketing expenses during the quarter ended June 30, 1998 reflects a one-time contractually agreed upon fee paid to a client bank. The increase during the quarter ended June 30, 1999 reflects the increase in salaries and benefits paid for our sales team along with increased commissions paid on sales during the quarter. Also contributing to the increased 1999 expense are marketing costs incurred in connection with the campaign to increase our client banks' customers that utilize the system.

         Our revenues and operating results are likely to vary significantly from quarter to quarter in the future due to a number of factors, many of which are outside of our control. These factors include: our ability to sell our products and services to banks; our client banks' abilities to convert their customers to Internet banking; services or products introduced by us or by our competitors; the timing and uncertainty of sales cycles; seasonal declines in sales, which typically occur in the fourth calendar quarter; the level of Internet usage; our ability to attract, integrate and retain qualified personnel; our ability to successfully integrate operations and technologies from acquisitions or other business combinations; technical difficulties or system downtime affecting the Internet generally or the operation of our client banks' web sites; and general economic conditions, as well as economic conditions specific to the banking and financial services industries.

LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 1999, we have raised approximately $4.4 million of capital, consisting of $2.3 million of redeemable convertible preferred stock, $950,000 of common stock and $1.1 million of debt. Through June 30, 1999, we have invested approximately $2 million in capital expenditures. Beyond our capital expenditures, the funds we have raised have been applied to support our working capital needs. Our working capital needs have expanded significantly as our client bank base has grown to 163 banks as of June 30, 1999. At June 30, 1999, we had cash of $128,000. Effective July 2, 1999, an additional $32.5 million was received in connection with the closing of the Company's initial public stock offering. The Company issued 3.5 million shares of common stock in connection with this offering.

         On June 17, 1999, we entered into a loan agreement with NationsBank, N.A., whereby NationsBank agreed to loan us up to $5.0 million. The Loan includes a $4.4 million revolving line of credit and a $575,000 term loan. We used approximately $575,000 of the proceeds from the term loan toward repayment of the debt outstanding with Silicon Valley Bank and borrowed an additional $512,500 for working capital, additional capital expenditures and to pay costs related to the Company's initial public stock offering. The loan was repaid in July 1999 using proceeds received from the initial public stock offering.

         In April 1999, we entered into a debenture purchase agreement with Noro-Moseley Partners IV, L.P. Under this agreement, Noro-Moseley agreed to purchase up to $5.0 million of senior subordinated debentures upon request by us. No debentures were issued under this agreement and the agreement expired upon the completion of the initial public stock offering. In exchange for its commitment under the agreement, we agreed to issue to Noro-Moseley a three-year warrant to purchase shares of common stock, the number of shares and exercise price of which were determined by reference to the price per share in the initial public stock offering. Based on the price per share in the initial public stock offering, the warrant entitles Noro-Moseley to purchase 50,000 shares of common stock at $10.00 per share. One of our directors, Mr. Charles D. Moseley, Jr., is a member of MKFJ-IV, LLC, the general partner of Noro-Moseley.

         In the next twelve months we expect to invest approximately $4.5 million in capital expenditures to enhance our data center operations and to support the continued growth of the Company. We believe that our existing capital resources, together with the net proceeds from the initial public stock offering, will be sufficient to fund our operations for at least the next 18 to 24 months. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we may need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these expanded cash requirements or to implement an expanded growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion and may be unable to fund our ongoing operations.

         During the fiscal year ended June 30, 1999, we used net cash of $1.4 million for operating activities, as compared to $242,000 for the fiscal year ended June 30, 1998. Operating activities for the fiscal year ended June 30, 1999 consisted primarily of a $3.4 million net loss and an increase in accounts receivable of $1.8 million, partially offset by increased liabilities related to capital expenditures, payroll related costs and costs incurred in connection with the Company's initial public stock offering and an increase in deferred revenue of $778,000. Cash used in operating activities in fiscal 1998 included a net loss of $523,000 and an increase in accounts receivable of $175,000 partially offset by an increase in deferred revenue of $522,000. Cash provided by operating activities in the period ended June 30, 1997 included net income of $49,000 and an increase in accrued liabilities of $214,000.

         Cash used in investing activities was $1.8 million for the fiscal year ended June 30, 1999, as compared to $120,000 for the fiscal year ended June 30, 1998. Investing activities for fiscal 1999 consisted of capital expenditures totaling $1.8 million. These capital expenditures were related primarily to the expansion of the Internet banking data center as well as the additional furniture and equipment needed to accommodate our growth. Cash used in investing activities in fiscal 1998 consisted of capital expenditures of $120,000 related primarily to equipment purchases for the Internet banking data center. Cash used in investing activities in the period ended June 30, 1997 consisted of capital expenditures of $47,000 related primarily to purchases of office equipment.

         Cash provided by financing activities was $756,000 for the fiscal year ended June 30, 1999, as compared to $2.6 million for the 1998 fiscal year. Financing activities included net proceeds from our bank credit facility of $1.1 million and $650,000 from the sale of our common stock, partially offset by $1 million of closing costs related to the Company's initial public stock offering. Cash provided by financing activities in fiscal 1998 included proceeds of $2.3 million from the sale of our preferred stock and $300,000 from the sale of our common stock. Cash provided by financing activities in the period ended June 30, 1997 consisted of $500 from the sale of our common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

         Effective July 1, 1998, we adopted Statement of Financial Accounting Standard No. 130, Reporting for Comprehensive Income, or FAS 130. FAS 130 requires disclosures of components of non-stockholder changes in equity in interim periods and additional disclosures of components of non-stockholder changes in equity on an annual basis. Adoption of FAS 130 had no impact on our results of operations or financial position.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information, or FAS 131. We adopted FAS 131 effective July 1, 1998. The adoption of this standard did not have a material effect on our financial statement disclosures.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or FAS 133. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The standard is not expected to have a significant impact on the Company's financial statements.

         In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. We will adopt SOP 98-1 effective July 1, 1999. We have not completed our evaluation of the impact of adopting SOP 98-1 but do not expect its adoption to have a material effect on our financial position or results of operations.

IMPACT OF YEAR 2000 COMPUTER ISSUES

         The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year without specifying the century. As a result, date-sensitive software may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of nFront's operations, including a temporary inability to process transactions, send invoices or engage in other business activities, and, as a result, the operations of the banks and end users that we serve. Year 2000 issues impact nFront both on an external basis in connection with the products and services we offer to banks and end users, as well as on an internal basis as to our own operations and systems. We also face risks relating to the potential year 2000 non-compliance with institutions that provide services to us, merchants processing electronic transfer of funds, the FedWire system governing electronic funds transfers and the Federal Reserve system itself. We believe that based on our assessments to date, material year 2000 issues that we have identified that are within our control can be corrected. The failure of nFront or third party hardware or software that is used by nFront or in conjunction with our products to be year 2000 compliant could have a material adverse effect on nFront's financial position and results of operations.

         Year 2000 Project Team. We have assembled a year 2000 project team, composed of nFront employees from our senior management, product management, development, Internet banking data center, support, implementation, accounting and facilities management working groups. Our year 2000 project team has identified software, equipment and systems that are material to our business, and we have reviewed and tested our nFront products, as well as the software, equipment and systems supplied to us by third party vendors, to determine their ability to correctly process date changes from 1999 through 2000. The goals of the project team are to minimize any year 2000-related impact to our bank customers and their customers; maintain year 2000 readiness as a top business priority; and work closely with our internal and external business associates to achieve year 2000 readiness. Management believes the costs related to year 2000 compliance have not and will not have a material effect on nFront's financial condition, results of operations and cash flows.

         nFront Products. We designed our products to be year 2000 compliant. Year 2000 remediation efforts to nFront's products were minor due to nFront's awareness of year 2000 issues when our products were updated in early 1998. nFront products require users to enter a four-digit date code for each date, and each product process stores and displays dates only in a four-digit year format. We tested our products in test environments intended to emulate a year 2000 environment. Testing was performed on the century date change as well as other critical date rollovers such as leap year using significant dates both before and after January 1, 2000. No significant problems were detected as a result of this testing.

         Year 2000 External Efforts and Issues. We have substantially completed the replacement, modification or retirement of hardware or software components for nFront products and services that were identified by the year 2000 project team to be vital to our core business processes and at risk for year 2000 failures. In addition, we have requested that our customers, vendors, and other business associates participate in our readiness efforts and update us on their year 2000 progress. Many of our computer systems and business operations are provided and/or maintained by outside suppliers. nFront's key vendors and suppliers, including core processors with which our systems interface, have been asked to demonstrate sufficient year 2000 readiness. Where feasible, we have tested vendor supplied products that are critical to our operations.

         Year 2000 Internal Efforts and Issues. Our year 2000 project team has completed corporate-wide inventory of nFront's internal application and system software and of our computers and other equipment, such as our building security systems, fire alarm systems and heating and air conditioning equipment, to determine if this equipment uses embedded computer chips that may be date sensitive. Based on this analysis, nFront has upgraded hardware and software deemed vital to our on-going business by the year 2000 project team to versions or releases identified by their vendors as year 2000 ready or compliant; implemented computer code changes for non-critical issues not affecting year 2000 compliance; and substantially completed remediation of identified year 2000 issues in "mission critical" systems, or systems that are vital to the successful continuance of core business activities.

         Most Likely Worst Case Scenarios of Year 2000 Problems. nFront expects to identify and resolve all year 2000 problems that could materially adversely affect its business, financial condition or operating results. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. In addition, we cannot accurately predict how many failures related to the year 2000 problem will occur or the severity, duration or financial consequences of these failures. As a result, we expect that the following worst case scenarios could occur:

         - a significant number of operational inconveniences and inefficiencies for nFront, our services and our clients that may divert our time and attention and financial and human resources from our ordinary business activities; and

         - a number of serious system failures that may require significant efforts by us to prevent or alleviate material business disruptions.

         Contingency and Business Continuity Planning. Our year 2000 project team has designed a corporate business continuity plan specific to year 2000 issues to address potential disruptions to business identified by the year 2000 project team that may impact our customers and other business associates. In addition, we have developed consolidated readiness plans and schedules for business areas to enable us to react to such identified potential events that could impact normal business routines. Depending on the systems affected, these plans could include (a) replacement of affected equipment; (b) use of backup equipment or facilities; (c) increased work hours for our personnel to correct any year 2000 problems which arise; and (d) other similar approaches. If we are required to implement any of these contingency plans or are unable to implement any of these plans effectively, they could have a material adverse effect on our business, financial condition or operating results.

              FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

         In addition to the other information included in this Report, the following factors should be considered in evaluating our business and future prospects:

WE HAVE A LIMITED OPERATING HISTORY AND WE CANNOT GUARANTEE WE WILL BECOME PROFITABLE

         We were incorporated in June 1996. Because we have a limited operating history, an investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet banking and electronic commerce markets. These risks include our ability to:

         -   successfully expand our sales and marketing efforts;

         - maintain our current, and develop new, strategic marketing relationships;

         - promote acceptance of our Internet banking services by customers of our client banks;

         -   respond effectively to competitive pressures;

         -   continue to develop and upgrade our technology; and

         -   attract, retain and motivate qualified personnel.

         We cannot guarantee that we will succeed in achieving these goals, and there can be no assurance we will ever achieve or sustain profitability. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

WE HAVE A HISTORY OF LOSSES AND ANTICIPATE LOSSES IN THE FUTURE

         We incurred net losses of approximately $532,000 for the quarter ended June 30, 1998; $394,000 for the quarter ended September 30, 1998; $249,000 for the quarter ended December 31, 1998; $1.2 million for the quarter ended March 31, 1999; and $1.6 million for the quarter ended June 30, 1999. At June 30, 1999, we had an accumulated deficit of approximately $3.9 million. We expect to incur significant operating losses on a quarterly basis in the future.

         We will need to generate significant revenues to achieve and maintain profitability, and we cannot assure you that we will be able to do so. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or an annual basis in the future. If our revenues grow more slowly than we anticipate or if our operating expenses exceed our expectations, our financial performance will likely be adversely affected. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR FINANCIAL RESULTS COULD FLUCTUATE AND MAY ADVERSELY AFFECT OUR STOCK PRICE

         Our financial results have varied on a quarterly basis and could fluctuate substantially in the future, adversely affecting our stock price. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful, and you should not rely on them as an indication of future performance. These fluctuations may be caused by several factors, many of which are beyond our control, including pricing competition and pricing pressures for our products and services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IF OUR REVENUES DO NOT MEET OUR EXPECTATIONS, OUR FINANCIAL RESULTS WILL SUFFER BECAUSE OUR EXPENSES WILL INCREASE FOR THE REMAINDER OF THE CALENDAR YEAR

         We plan to significantly increase our sales and marketing, research and development and general and administrative expenses throughout the remainder of calendar year 1999. Our expenses are partially based on our expectations regarding future revenues, and are largely fixed in nature, particularly in the short term. As a result, if our revenues in a period do not meet our expectations, our financial results will likely suffer.

OUR SUCCESS DEPENDS UPON THE DEMAND FOR OUR PRODUCTS AND SERVICES IN THE BANKING INDUSTRY

         We expect to derive substantially all of our revenues from products and services provided to banks, the banks' customers and other participants in the financial services industry. Accordingly, our future success depends significantly upon the continued demand for our products and services within this industry. We believe that important factors in our growth will be the willingness of the banking industry to pursue technological innovation and customer demand and acceptance of this innovation. If the rate of adoption by banks of products like ours were too slow, we could experience reduced demand for our products and services. In addition, changes in economic conditions and unforeseen events, including recession, inflation or other adverse occurrences, may result in a significant decline in the utilization of bank services or demand for our products and services. Any event that results in decreased consumer or corporate use of bank services, or increased pressures on banks toward the in-house development of Internet banking systems, could have a material adverse effect on our business, financial condition and results of operations.

THE EXPANDED USE OF THE INTERNET FOR PROVIDING BANKING AND OTHER FINANCIAL PRODUCTS AND SERVICES IS UNCERTAIN AND MAY AFFECT OUR CUSTOMER BASE AND REVENUE GROWTH

         The market for Internet-based financial services only recently has begun to develop, and the market demand for our products and services is uncertain. Critical issues concerning commercial use of the Internet for financial services, including security, reliability, ease and cost of access and quality of service, are evolving and may impact the growth of Internet use. We cannot predict the size of the market for Internet-based financial services or the rate at which that market will grow. If the market for Internet-based financial services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, our business, financial condition and results of operations likely would be materially adversely affected. Furthermore, telephone and personal computer banking systems have been marketed in the past and have not enjoyed widespread consumer adoption. Accordingly, there can be no assurance that there will be widespread consumer acceptance of advanced Internet banking systems, including ours.

         We rely on the Internet to provide access to our banking services. Our business would be adversely affected if Internet use does not continue to grow or grows more slowly than expected. Internet usage may be inhibited for a number of reasons, including inadequate network infrastructure, security concerns, inconsistent quality of service, and unavailability of cost effective, high-speed access to the Internet. The occurrence of any of these factors could inhibit the acceptance and adoption of Internet banking.

DECLINE IN DEMAND FOR NHOME OR NBUSINESS COULD AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         To date, more than 91% of our revenue has been attributable to fees generated from our nHome product. Fees generated from the sale of nHome and related services and from the sale of our nBusiness product, which became generally available in March 1999, are expected to account for most of our total revenue for the foreseeable future. As a result, a decline in demand for, or failure to achieve broad market acceptance of, nHome or nBusiness would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will continue to be successful in marketing nHome, nBusiness or any new or enhanced products and services.

WE MAY EXPERIENCE DELAYS IN DEVELOPING ENHANCEMENTS OF EXISTING PRODUCTS AND DEVELOPING NEW PRODUCTS; THESE DELAYS MAY AFFECT OUR COMPETITIVENESS

         Our future success will depend on our ability to develop, test, sell and support enhancements of our nHome and nBusiness products and new products on a timely basis in response to changing bank and bank customer needs, competition, technological developments and emerging industry standards. The electronic banking and financial services industry is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. These developments could limit the marketability of our products and services and could render our products and services obsolete. There can be no assurance that we can successfully identify new product opportunities and develop and bring new products and services to market in a timely manner given the rapid evolution of the electronic banking industry. Our failure to successfully adapt our products and services to this rapidly changing market could adversely affect our business.

OUR SALES CYCLE VARIES AND MAY CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE

         The purchase decision relating to our products is typically made by senior management of our prospective client banks. Due in part to the nature of our applications and the associated hardware, software and consulting expenditures, potential client banks tend to be cautious in making purchase decisions. The purchase of our products involves a commitment of resources and recurring expense and the attendant delays frequently associated with approving capital expenditures and reviewing new technologies that affect key operations. Our client banks' decision-making processes require us to provide a significant level of education to prospective customers regarding the use and benefits of our products. We may expend substantial funds and management resources during the sales cycle and fail to make the sale. Accordingly, our results of operations for a particular period may be adversely affected if the sales forecasted for a particular period are delayed or do not otherwise occur.

         The time between the date of initial contact with a potential client bank and the execution of a contract with the bank typically ranges from six weeks for smaller agreements to three months or longer for larger agreements. The sales cycle is subject to significant risks and delays over which we have little or no control, including:

         -   the banks' budgetary constraints;

         -   the banks' internal acceptance reviews;

         - the success and continued support through the sales efforts of companies with which we have strategic alliances; and

         -   the possibility of cancellation or delay of projects by banks.

IMPLEMENTATION OF OUR SOLUTION AT NEW CLIENT BANKS MAY TAKE LONGER THAN WE ANTICIPATE AND COULD ADVERSELY AFFECT OUR OPERATING RESULTS

         During the course of an initial bank implementation, we must integrate our Internet banking software with the bank's core banking software. This involves installation of an interface to permit communication between our products and the banks' core banking software. While we have managed integration with over 28 different core banking systems, we may, from time to time, experience some delays in the integration process, particularly if we do not already have an established interface for that core banking software. Our implementation period typically ranges from 35 to 170 days and currently averages approximately three months. With systems for which we do not have an available interface, we must develop customized software programs that enable our Internet banking software and the bank's core banking software to communicate. A longer integration period will increase the cost of the implementation, delay the recognition of revenues associated with the implementation and result in a loss of service-related customer usage fees. Changes to existing core banking software systems and custom implementations for larger client banks could also cause integration delays in future implementations that could have a material adverse effect on our operating results for subsequent periods.

WE RELY ON OUR STRATEGIC MARKETING ALLIANCES TO GENERATE CUSTOMERS AND REVENUE

         We expect that revenues generated from the sale of our products and services based on leads generated through our strategic marketing alliances will continue to account for a significant portion of our revenues for the foreseeable future. In particular, we expect that a limited number of our strategic marketing relationships, such as those with BISYS and BancTec, which are core bank processing service providers, will account for a substantial portion of our client bank leads and, therefore, revenues over time. Client banks sold and billed through the BISYS strategic marketing alliance represented 29% of our revenue for the fiscal year ended June 30, 1999. Our agreement with BancTec is relatively new and has not yet generated material revenues. Our strategic marketing agreements are typically five year agreements pursuant to which the strategic alliance companies have agreed to use commercially reasonable efforts to market the nFront products and services and not to market any other Internet banking product to their customers. We pay each company with which we have a strategic marketing alliance a commission, typically between 10% and 40%, based on the revenues generated by our client banks that are also clients of the companies with which we have strategic marketing alliances.

         Our strategic marketing alliances are in an early stage of development. If we lose one or more of our major strategic marketing relationships, we may be unable in a timely manner, or at all, to replace the strategic marketing relationships with other relationships that have comparable customer bases and user demographics.

OUR BUSINESS COULD SUFFER IF CLIENT BANKS TERMINATE THEIR CONTRACTS WITH US AS A RESULT OF ACQUISITIONS OF THE BANKS OR FOR OTHER REASONS

         Although we have included financial penalties in most of our contracts with our client banks for early termination without cause, these financial penalties would be insufficient to replace the monthly service fee revenues that we would receive if the bank had continued as a customer. As a result of the mergers and acquisitions occurring in the banking industry today, there is a potential risk of some of our existing client banks terminating their agreements with us. An existing client bank may be acquired by or merged with another bank that utilizes a different Internet banking system or does not desire to continue the relationship with us for some other reason, which could result in the new entity terminating the relationship with us. Many of the larger money center banks that are involved in consolidating the banking industry do not use nFront's solutions. Our business, financial condition and results of operations could suffer if client banks terminate their relationships with us.

A SIGNIFICANT PORTION OF OUR RECURRING REVENUE IS BASED ON A SMALL NUMBER OF CLIENT BANKS, AND THE LOSS OF A NUMBER OF THESE CLIENT BANKS COULD ADVERSELY AFFECT OUR BUSINESS

         We have, to date, depended on a limited number of client banks for a significant part of our recurring revenues. For the fiscal year ended June 30, 1999, BancorpSouth accounted for 23% of monthly service fee revenues, and our five largest client banks accounted for 49% of our monthly service fee revenues. The loss of a number of our client banks may adversely affect our business, financial condition and results of operations.

         We anticipate that our results of operations in the near future will continue to depend to a significant extent upon revenues from a small number of client banks. In addition, we anticipate that these client banks will continue to vary over time so that the achievement of our long-term goals will require us to obtain additional client banks on an ongoing basis. Our failure to enter into a sufficient number of contracts during a particular period could have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ARE CURRENTLY EXPERIENCING A PERIOD OF SIGNIFICANT GROWTH THAT IS PLACING A STRAIN ON OUR RESOURCES

         We have experienced significant growth in our operations since the fiscal year ended June 30, 1998 and anticipate that additional expansion may be required in order to continue our growth. Any expansion of our business would place additional demands on our management, operational capacity and financial resources. Our failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations. We anticipate that we will need to recruit qualified personnel in all areas of our operations, including management, sales, marketing, implementation and software development, to effectively manage and control additional growth. There can be no assurance that we will be effective in attracting and retaining additional qualified personnel, expanding our operational capacity or otherwise managing growth.

         We have increased our number of employees from 30 at June 30, 1998 to 95 at June 30, 1999. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Since June 1998, we have added a number of key managerial, technical and operations personnel, including our President and Chief Operating Officer, Chief Financial Officer, Senior Vice President of Sales and Vice President of Marketing, and we expect to add additional key personnel in the near future. Since January 1, 1999, we have added 16 new sales representatives, bringing the total to 17 at June 30, 1999.

         To manage the expected growth of our operations and personnel, we must continue improving or replacing existing operational, accounting and information systems, procedures and controls. Further, we must manage effectively our marketing relationships as well as our relationships with Internet content providers, affiliates and other third parties necessary to our business.

OUR BUSINESS IS DEPENDENT ON OUR CHIEF EXECUTIVE OFFICER AND OTHER KEY EXECUTIVE PERSONNEL

         Our future success depends to a significant extent on the continued services of our senior management and other key personnel, particularly Brady L. "Tripp" Rackley III, our founder and Chief Executive Officer. The loss of the services of Mr. Rackley or other key employees would likely have a significant adverse effect on our business. We only have employment agreements with our Chief Executive Officer and our President. We maintain "key person" life insurance in the amount of $2,000,000 on our Chief Executive Officer, but this amount likely would be inadequate to compensate us for the loss of his services.

WE HAVE EXPERIENCED DIFFICULTY IN HIRING AND RETAINING PERSONNEL

         There is significant competition for qualified employees among Internet companies today. As a result of our rapid growth and expansion, we have in the past experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. We have been required to hire a significant number of new employees in a short period of time. We may be unable to retain our skilled employees or attract, assimilate or retain other highly qualified employees in the future. Our operating results may be adversely affected if we experience increased expenses related to attracting and retaining qualified employees. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

NETWORK SECURITY PROBLEMS COULD CAUSE US TO LOSE CUSTOMERS

         Even though we have implemented security measures, our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate our proprietary information or cause interruptions in our Internet operations. Internet and on-line service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unknown security risks may result in liability to us and also may deter banks from purchasing our products, and deter banks' customers from using our products. We may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Although we intend to continue to implement state of the art security measures, persons may be able to circumvent the measures that we implement in the future. Eliminating computer viruses and alleviating other security problems may result in interruptions, delays or cessation of service to users accessing web sites that deliver our services, any of which could harm our business.

INTERNET SECURITY CONCERNS COULD HINDER THE GROWTH OF INTERNET BANKING AND OTHER ELECTRONIC COMMERCE SERVICES

         Users of Internet banking and other electronic commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other on-line services generally, and the Web in particular, especially as a means of conducting commercial transactions. Any well-publicized compromise of security could deter people from using the Internet or using it to conduct transactions that involve transmitting confidential information. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by those breaches. We rely on standard Internet security systems, all of which are licensed from third parties, to provide the security and authentication necessary to effect secure transmission of data. However, we cannot guarantee that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of our security measures.

WE COULD BE LIABLE FOR MISAPPROPRIATION OF OUR USERS' PERSONAL INFORMATION

         Unauthorized users could possibly circumvent the measures we take to protect client bank data. To the extent that our activities involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Any compromise of our security could harm our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

WE ARE DEPENDENT ON OUR INTERNET BANKING DATA CENTER, AND IT COULD SUFFER TECHNICAL PROBLEMS AND SERVICE INTERRUPTIONS

         All of our communications and network equipment is located at our corporate headquarters in Norcross, Georgia. Any system failure at this location could lead to interruptions, delays or cessations in providing our Internet banking services to our client banks, which could have a material adverse effect on our business, financial condition and results of operations. Our operations are dependent upon our ability to protect systems against damage from fires, hurricanes, earthquakes, power losses, telecommunications failures, break-ins, computer viruses, hacker attacks and other events beyond our control. We have contracted to establish a redundant Internet banking data center, but that data center is not scheduled to be on-line until October, 1999. We cannot assure that this data center will operate as anticipated. In the event of a disaster that impacts our Internet banking data center, and depending on the nature of the disaster, it may take several days for an off-site computer system to become operational for all of our client banks, and use of an alternative off-site computer would result in substantial additional cost to us. In the event of an extended outage, we could potentially lose many of our client banks, which may have a material adverse effect on our business, financial condition and results of operations. Although we maintain business interruption insurance, it may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

OUR SUCCESS DEPENDS UPON THE PROPER OPERATION OF INTERNALLY-DEVELOPED SOFTWARE AND SYSTEMS AS WELL AS THIRD-PARTY PRODUCTS

         We have developed custom software for our systems. This software may contain undetected errors, defects or bugs. Although we have not suffered significant harm from any errors or defects to date, we may discover significant errors or defects in the future that we may or may not be able to correct. We must expand and upgrade our technology, transaction-processing systems and network infrastructure if the volume of traffic and transactions on our system increases substantially. We could experience periodic temporary capacity constraints, which may cause unanticipated system disruptions, slower response times and lower levels of customer service. We may be unable to accurately project the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm our business. Our agreements with our client banks typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our agreements may not be effective under the laws of all jurisdictions. Although we have not experienced any product liability claims to date, the sale and support of our products may entail the risk of these claims. A product liability claim brought against us could have a material adverse effect on our business, financial condition and results of operations.

         Our products involve integration with the core processing systems of our client banks as well as the systems of the company that provides bill payment processing services to us. We have an agreement through which another company provides to us processing services for the electronic bill payment features of our nHome and nBusiness products. The agreement was originally with Moneyline Express/Travelers Express. In January 1999, M&I Data Services assumed the agreement and is performing these services. The agreement provides for fees to be paid to M&I based on banks implementing bill payment services and the number of bill payment and electronic funds transfer transactions per month, as well as the allocation of credit risks between the parties on potential insufficient funds or returned items. The agreement is a non-exclusive, three year agreement which began in July 1997. The agreement will automatically renew for one-year renewal terms unless terminated by either party prior to renewal. Under the agreement, we cooperate with M&I to develop interfaces between the nFront products and the M&I bill payment processing systems. While we believe that there are alternative sources available for these services, at this time M&I is the only bill payment processor used by us. A loss of their services could disrupt, for an indefinite period, the bill payment services we provide to our client banks. If the core processing or bill payment processing systems with which we are integrated should become unavailable for any reason, fail under operation with our products or fail to be supported by their respective vendors, it would be necessary for us to redesign our products and/or obtain alternative vendors. There can be no assurance that these changes could be accomplished in a cost-effective or timely manner. We also could experience difficulties integrating our products with other hardware and software. Furthermore, should new releases of products and systems occur before we develop products compatible with these new releases, any resulting decline in demand for our products could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON THE INTERNET REMAINING A VIABLE COMMERCIAL MEDIUM

         Our success depends, in large part, on other companies maintaining the Internet infrastructure. In particular, we rely on other companies to maintain a reliable network that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any degradation of Internet performance or reliability could cause users to reduce their Internet usage. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, our business, financial condition and results of operations could be materially adversely affected.

OUR BUSINESS IS HIGHLY COMPETITIVE

         The market for Internet banking services and financial software applications is highly competitive, and we expect that competition will intensify in the future. In addition we could experience competition from our client banks and potential client banks. From time to time, these potential client banks develop, implement and maintain their own services and applications for revenue enhancements, cost reductions and/or enhanced customer services, rather than purchasing services and related products from third parties. There can be no assurance that these client banks or other potential client banks will perceive sufficient value in our products and services to justify investing in them. In addition, client banks or potential client banks could enter into strategic relationships with one or more of our competitors to develop, market and sell competing services or products.

         We compete with a variety of third parties, including Digital Insight, Edify, Netzee, FundsXpress, Q-UP, First Data Direct Banking and Security First Technologies, that employ many different approaches to providing Internet banking services. We believe that nFront's ability to compete successfully depends upon a number of factors, including:

         -   our market presence within our target market;

         - the capacity, reliability and security of our network infrastructure;

         -   the comprehensiveness and ease of use of our products;

         - our pricing policies and the pricing policies of our competitors and suppliers;

         - the timing of introductions of new products and services by us and our competitors; and

         -   our ability to support evolving industry standards.

         We expect competition in our markets to increase significantly as new companies enter our market and current competitors expand their product lines and services. These new competitors may include non-bank financial institutions, such as brokerage firms and on-line service providers such as E*Trade, Intuit, Charles Schwab, Quicken.com and Yahoo! Finance, all of which could be dominant competitors given their current position in the online financial services industry, broad name recognition and substantial online customer bases. Many of our current and potential competitors are likely to enjoy substantial competitive advantages, including:

         - greater financial, technical and marketing resources can be devoted to the development, promotion and sale of their services;

         -   longer operating histories;

         -   greater name recognition;

         -   client banks with larger customer bases; and

         -   larger base of client banks.

         Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively would materially adversely affect our business, financial condition and operating results.

INFRINGEMENT OF OUR PROPRIETARY TECHNOLOGY COULD HARM OUR BUSINESS

         We rely on a combination of copyright, trademark and trade secret laws and contractual provisions to establish and protect our proprietary rights. We have applied for the federal registration of service marks for "nFront," "nHome" and "nBusiness." We have also registered the domain names "banking.com" and "nFront.com."

         There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate, that we will be able to secure trademark or service mark registrations for our marks in the United States or in foreign countries or that third parties will not infringe upon or misappropriate our copyrights, trademarks, service marks, domain names and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in foreign countries, and the global nature of the Internet makes it impossible to control the ultimate destination of our services. It is possible that our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Also, our competitors or others may adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Moreover, because domain names derive value from the individual's ability to remember these names, we cannot guarantee that our domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access on-line resources. Our inability to protect our marks adequately could have a material adverse effect on the acceptance of the nFront brand and on our business, financial condition and operating results.

LITIGATION MAY BE REQUIRED TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

         In the future, litigation may be necessary to enforce and protect our trade secrets, copyrights and other intellectual property rights. Litigation would divert management resources, be expensive and may not effectively protect our intellectual property.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION

         We may be subject to litigation for claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. If other parties file applications for marks used or registered by us, we may have to oppose those applications and participate in administrative proceedings to determine priority of rights to the mark, which could result in substantial costs to us due to the diversion of management's attention and the expense of this litigation, even if the eventual outcome is favorable to us.

         Adverse determinations in litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from selling our services. There can be no assurance that we will be able to obtain these licenses on commercially reasonable terms, if at all. Any of these results could have a material adverse effect on the acceptance of the nFront brand and on our business, financial condition and operating results.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues including user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy issues apply to the Internet. Any new laws or regulations relating to the Internet or the manner in which existing laws are applied to the Internet could adversely affect our business.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION RELATING TO BANKING AND OUR CLIENT BANKS MAY BECOME SUBJECT TO MORE STRINGENT ELECTRONIC BANKING REGULATIONS, WHICH COULD AFFECT OUR GROWTH-RATE

         Our primary customers are banks. The banking industry, including electronic banking, is regulated heavily, and we expect that this regulation will affect the relative demand for our products and services. In addition, through their ability to regulate our bank customers' system requirements, bank regulators can effectively regulate the required security systems, communication technologies and other features of our products and services.

         There can be no assurance that federal, state or foreign governmental authorities will not adopt new regulations addressing electronic banking or banking operations generally that could require us to modify our current or future products and services. The adoption of laws or regulations affecting our business or our client banks' business could reduce our growth rate or could otherwise have a material adverse effect on our business, financial condition and operating results.

THE INTERNET PRODUCTS AND SERVICES THAT WE AND OUR CLIENT BANKS PROVIDE COULD BE SUBJECT TO SALES OR OTHER TAXES WHICH COULD AFFECT DEMAND FOR OUR PRODUCTS

         The tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals at the federal, state and local level and foreign governments would, if enacted, impose taxes on the sale of goods and services and other Internet activities. A recently enacted law places a temporary moratorium on some forms of taxation on Internet commerce. We cannot predict the effect of current attempts to tax or regulate commerce over the Internet. Any legislation that substantially impairs the growth of electronic commerce could have a material adverse effect on our business, financial condition and operating results.

TO EXECUTE OUR STRATEGY WE MAY REQUIRE ADDITIONAL FUNDING THAT MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL

         Although we believe that our existing capital resources and available financing will be adequate to fund our operations for at least the next 18 months, these sources may be inadequate. We have not sustained positive earnings or cash flow and we are required to incur significant expenses to be competitive. Consequently, we may require additional funds during or after this period to successfully execute our strategy. Additional financing may not be available on favorable terms or at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly. Our future capital requirements depend upon many factors, including, but not limited to:

         -   the rate at which we expand our sales and marketing operations;

         -   the extent to which we expand our products and services;

         - the extent to which we develop and upgrade our technology and data network infrastructure;

         -   the occurrence, timing, size and success of acquisitions; and

         -   the response of competitors to our service offerings.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE

         We cannot predict the extent to which investor interest in nFront will lead to the development of a trading market for our common stock or how liquid that market might become. The initial public offering price for our common stock was determined by negotiations between us and the representatives of the underwriters and may not be indicative of prices that will prevail in the trading market. Our common stock price could be subject to wide fluctuations in response to several factors, which are discussed elsewhere in this Report.

         In addition, the market for Internet and technology companies has experienced extreme price and volume volatility that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. The trading prices of the stocks of many Internet and technology companies are at or near historical highs and reflect relative valuation levels substantially above historical levels. These trading prices and relative valuation levels may not be sustained.

OUR MANAGEMENT AND AFFILIATES CONTROL MORE THAN 60% OF OUR STOCK; NO CORPORATE ACTIONS REQUIRING SHAREHOLDER APPROVAL CAN BE TAKEN WITHOUT THE APPROVAL OF THIS GROUP

         Our officers, directors and affiliated persons beneficially own approximately 65.8% of our common stock. Brady L. "Tripp" Rackley III, our Chief Executive Officer, beneficially owns approximately 20.9% of our common stock. As a result, our officers, directors and affiliated persons will effectively be able to:

         -   elect, or defeat the election of, our directors;

         - amend or prevent amendment of our Articles of Incorporation or Bylaws;

         - effect or prevent a merger, sale of assets or other corporate transaction; and

         - control the outcome of any other matter submitted to the shareholders for vote.

         Our public shareholders, for so long as they hold less than 50% of our common stock, will be unable to control the outcome of these transactions. Management's stock ownership may discourage a potential acquirer from offering to purchase or otherwise attempting to obtain control of nFront, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE

         Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. There are currently 14,196,136 shares of our common stock outstanding. Of these, 4,485,000 shares are freely tradable unless held by affiliates of nFront or by persons subject to other contractual or legal restrictions on resale. The remaining shares of common stock outstanding are restricted as a result of securities laws or lock-up agreements signed by the holder and will be available for sale in the public market as follows:

         - approximately 386,425 restricted shares will be eligible for sale after January 24, 2000 upon the expiration of lock-up agreements with the underwriters of nFront's initial public offering; and

         - approximately 9,909,727 restricted shares will become eligible for sale thereafter at various times upon the expiration of their respective holding periods and if otherwise in accordance with the provisions of Rule 144.

         Hambrecht & Quist LLC may, in its sole discretion and at any time without prior notice, release all or any portion of the common stock subject to lock-up agreements.

YEAR 2000 COMPLIANCE ISSUES COULD ADVERSELY IMPACT OUR BUSINESS

         We are in the process of assessing and remediating any Year 2000 issues associated with our computer systems and software and other property and equipment. Despite our testing and remediation efforts, our systems and those of third parties, including client banks, core processors, other technology companies, utilities, affiliates, and end users may contain errors or faults with respect to the Year 2000. Our efforts to address this issue are described in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Year 2000 Computer Issues." We also face risks relating to the potential Year 2000 noncompliance of our client banks and other institutions that support the banks, such as the FedWire system governing electronic fund transfers and the Federal Reserve system itself. Furthermore, if a client bank is unable to achieve Year 2000 readiness, the regulators could suspend that bank's operations, adversely affecting the volume of new bank customers and transactions generated for us by that bank. Additionally, an extended disruption in availability of electricity to our facilities resulting from Year 2000 problems with utility service providers could adversely affect our business, results of operations and financial condition. Known or unknown errors or defects that affect the operation of our software and systems and those of third parties, including content providers, advertisers, affiliates, and end users could result in delay or loss of revenue, interruption of services, cancellation of client bank contracts, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could harm our business.

WE COULD BE LIABLE FOR INFORMATION RETRIEVED FROM OUR WEB SITES

         We may be subject to third party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of information supplied on our web sites by us or third parties, including our content providers or users. These types of claims have been brought, sometimes successfully, against on-line services in the past. We could be subject to liability with respect to content that may be accessible on web sites maintained on our system. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims and in implementing measures to reduce our exposure to this liability. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that we may incur.

POTENTIAL ACQUISITIONS INVOLVE RISKS

         Though we have not yet entered into negotiations on any potential acquisitions and do not have any short-term plans to do so, we intend to continuously evaluate our position within our industry, and we may acquire complementary technologies or businesses in the future. Due to consolidation trends within the online services industry, failure to adopt and successfully implement a long-term acquisition strategy could damage our competitive position. Future acquisitions may involve large one-time write-offs and amortization expenses related to goodwill and other intangible assets. Any of these factors could adversely affect our results of operations or stock price. Acquisitions involve numerous risks, including:

         - difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company with our operations;

         -   diverting our management's attention from other business concerns;

         - impairing relationships with our employees, affiliates, strategic marketing alliances and content providers;

         - being unable to maintain uniform standards, controls, procedures and policies;

         -   entering markets in which we have no direct prior experience; and

         -   losing key employees of the acquired company.

         Some or all of these risks could result in a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we will be able to identify suitable acquisition candidates that are available for sale at reasonable prices. We may elect to finance future acquisitions using some or all of the proceeds from our initial public offering. We may also elect to finance future acquisitions with debt financing, which would increase our debt service requirements, or through the issuance of additional common or preferred stock, which could result in dilution to our shareholders. There can be no assurance that we will be able to arrange adequate financing for any acquisitions on acceptable terms.

OUR ARTICLES OF INCORPORATION AND BYLAWS, AS WELL AS GEORGIA LAW, MAY PREVENT OR DELAY A FUTURE TAKEOVER

         Our Second Amended and Restated Articles of Incorporation, as amended, Bylaws, other agreements and Georgia law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our shareholders. For example, our Second Amended and Restated Articles of Incorporation and Bylaws provide, among other things, that:

         - the Board of Directors, without shareholder approval, has the authority to issue preferred stock with rights superior to the rights of the holders of common stock;

         - shareholders must comply with advance notice provisions contained in our Bylaws to make proposals at shareholder meetings and nominate candidates for election to our Board of Directors;

         - the Board of Directors is classified and directors have staggered terms; and

         - the shareholders may call a special meeting only upon request of 35% of votes entitled to be cast on an issue.

         Georgia law also contains "business combination" and "fair price" provisions that may have the effect of delaying, deterring or preventing a change in control of nFront.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         nFront's interest income is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on nFront's cash equivalents. All of the Company's long-term debt was repaid in July 1999 so there is no impact on interest expense. Based on our cash equivalents balance at June 30, 1999, nFront's exposure to interest rate risk is not material.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Our financial statements are submitted as a separate section of this Report beginning on page 47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Certain information required by this item is incorporated by reference from the information contained in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report (the "1999 Proxy Statement") under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." Certain information regarding executive officers of the Company is included in Item 4A. of Part I of this report on Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11.          EXECUTIVE COMPENSATION.

         The information required by this item is incorporated by reference from the information contained in the 1999 Proxy Statement under the caption "Executive Compensation."


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The information required by this item is incorporated by reference from the information contained in the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is incorporated by reference from the information contained in the 1999 Proxy Statement under the caption "Certain Transactions."

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.

         (a)      Financial Statements and Schedule

                  The financial statements are submitted as a separate section of this Report beginning on page 47.

                  Financial statement schedules have been omitted either because they are not applicable or because the information that would be included in such schedules is included elsewhere in the financial statements or the notes thereto.

         (b)      Reports on Form 8-K.

                  None.

         (c)      Exhibits.

                  The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

       EXHIBIT
       NUMBER                         DESCRIPTION
       --------                       -----------
         3.1*     Second Amended and Restated Articles of Incorporation of the
                  Registrant.

         3.2*     Amended and Restated Bylaws of the Registrant

         4.1* See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Articles of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of common stock of the Registrant.

         4.2*     Specimen Stock Certificate

         4.3*     Shareholder Agreement, dated as of May 13, 1998, as amended

         10.1*    Employment Agreement, dated July 14, 1998, between nFront,
                  Inc. and Robert L. Campbell.

         10.2*    Employment Agreement, dated April 21, 1999, between nFront,
                  Inc. and Brady L. "Tripp" Rackley III.

         10.3*+   Marketing Agreement, dated January 19, 1999, between nFront,
                  Inc. and BancTec USA, Inc.

         10.4*+   Marketing Agreement, dated March 1, 1999, between nFront, Inc.
                  and BancTec USA, Inc.

         10.5*+   Marketing Agreement, dated July 22, 1997, between nFront, Inc.
                  and CNL Financial Corporation.

         10.6*    Stock Purchase and Stock Option Agreement, dated January 15,
                  1998, between nFront, Inc. and CNL Financial Corporation.

         10.7*+   Marketing Agreement, dated April 10, 1998, between nFront,
                  Inc. and BISYS, Inc.

         10.8*+   nBusiness Addendum to nFront Marketing Agreement, dated
                  January 5, 1999, between nFront, Inc. and BISYS, Inc.

         10.9*+   Marketing Agreement, dated July 22, 1997, between nFront, Inc.
                  and Sparak Financial Systems, Inc.

         10.10*+  nBusiness Addendum to nFront Marketing Agreement, dated
                  February 15, 1999, between nFront, Inc. and Sparak Financial
                  Systems, Inc. and Addendum, dated June 22, 1999.

       EXHIBIT
       NUMBER                         DESCRIPTION
       --------                       -----------
         10.11*+  Letter Agreement, dated May 2, 1997, between nFront, Inc. and
                  First Commerce Bank.

         10.12*+  Home Banking Bill Payment Processing and Funds Transfer
                  Services Agreement, dated July 25, 1997 by and between nFront, Inc. and Moneyline Express, Inc.; Assignment to M&I Data
                  Services, dated January 19, 1999; and Amendment, dated
                  February 4, 1999, by and between nFront, Inc. and M&I Data
                  Services.

         10.13*   Lease, dated July 9, 1998, between Schneider Atlanta, L.P., a
                  Georgia limited partnership, and nFront, Inc.

         10.14* Form of Indemnification Agreement with directors of the Registrant.

         10.15* Form of Indemnification Agreement with certain officers of the Registrant.

         10.16*   nFront, Inc. Stock Incentive Plan.

         10.17*   Amendment No. 1 to the nFront, Inc. Stock Incentive Plan.

         10.18*   nFront, Inc. Director Stock Option Plan.

         10.19* Internet Data Center Services Agreement, dated March 31, 1999, by and between Exodus Communications, Inc. and nFront, Inc.

         10.20* Debenture Purchase Agreement, dated April 22, 1999, between nFront, Inc. and Noro-Moseley Partners IV, L.P.

         10.21*   Form of Senior Subordinated Debenture, between nFront, Inc.
                  and Noro-Moseley Partners IV, L.P.

         10.22*   Form of Stock Purchase Warrant between nFront, Inc. and
                  Noro-Moseley Partners IV, L.P.

         10.23*   Form of nFront, Inc. Stock Incentive Plan Stock Option Grant
                  Certificate.

         10.24* Consulting Agreement, dated May 25, 1999, by and between nFront, Inc. and Brady L. Rackley.

         10.26*   Description of nFront, Inc. Cash Incentive Compensation Plan.

         10.27*   Form of nFront Internet Banking Services Agreement

         10.28*   Amended and Restated Amendment No. 2 to nFront, Inc. Stock
                  Incentive Plan

         10.29*   nFront, Inc. Employee Stock Purchase Plan

         10.30*   Loan Agreement, dated June 17, 1999, by and between
                  NationsBank, N.A. and nFront, Inc.

         10.31*   Security Agreement, dated June 17, 1999 between NationsBank,
                  N.A. and nFront, Inc.

         10.32*   $4,425,000 Promissory Note, dated June 17, 1999 between
                  NationsBank, N.A. and nFront, Inc.

         10.33*   $575,000 Promissory Note, dated June 17, 1999 between
                  NationsBank, N.A. and nFront, Inc.

         10.34*   Sublease Agreement, dated June 1, 1999 between Gulliver
                  Ritchie Associates, Inc. and nFront, Inc.

         10.35*   Form of nFront, Inc. Director Stock Option Plan Stock Option
                  Grant Certificate.

         10.36*+  Marketing Agreement, dated July 22, 1997, between nFront, Inc.
                  and First Commerce Technologies

        EXHIBIT
        NUMBER                      DESCRIPTION
        -------                     -----------
         24.1**   Powers of Attorney (included on signature page).

         27.1**   Financial Data Schedule (for SEC use only).

*        Filed as an exhibit to the Registrant's Registration Statement on Form
         S-1 (Registration No. 333-76955) filed with the Commission on April 23,
         1999, as amended and incorporated herein by reference.)

**       Filed herewith.

+ Specific portions of this exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Registrant's Application Requesting Confidential Treatment under Rule
         406 of the Securities Act of 1933.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NFRONT, INC.


                              By: /s/ Brady L. "Tripp" Rackley III
                                  --------------------------------
Date:  September 27, 1999          Brady L. "Tripp" Rackley III
                                   Chairman of the Board of Directors and Chief
                                   Executive Officer

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brady L. "Tripp" Rackley III and Robert
L. Campbell, and each of them, his true and lawful attorneys-in-fact and agents, with the full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorney-in-fact or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                                TITLE                               DATE

/s/ Brady L. "Tripp" Rackley III       Chairman of the Board and Chief             September 27, 1999
--------------------------------       Executive Officer (Principal
  Brady L. "Tripp" Rackley III         Executive Officer)


/s/ Jeffrey W. Hodges                  Chief Financial Officer and                 September 27, 1999
--------------------------------       Secretary (Principal Financial and
        Jeffrey W. Hodges              Accounting Officer)


/s/ Robert L. Campbell                 President, Chief Operating Officer          September 27, 1999
--------------------------------       and Director
       Robert L. Campbell


/s/ Brady L. Rackley                   Director                                    September 27, 1999
--------------------------------
        Brady L. Rackley


/s/ Thomas E. Greene III               Director                                    September 27, 1999
--------------------------------
      Thomas E. Greene III


/s/ Charles D. Moseley, Jr.            Director                                    September 27, 1999
--------------------------------
     Charles D. Moseley, Jr.


/s/ William H. Scott III               Director                                    September 27, 1999
--------------------------------
      William H. Scott III


/s/ James A. Verbrugge                 Director                                    September 27, 1999
--------------------------------
       James A. Verbrugge

                          INDEX TO FINANCIAL STATEMENTS

                                                                                     PAGE
                                                                                     ----
 FINANCIAL STATEMENTS:

 Report of Independent Auditors...........................................            47

 Balance Sheets as of June 30, 1998 and 1999..............................            48

 Statements of Operations for the Period from June 17, 1996
   (inception) through June 30, 1997 and for the Years Ended
   June 30, 1998 and 1999.................................................            49

 Statements of Redeemable Convertible Preferred Stock and
   Stockholders' Equity (Deficit) for the Period from June 17,
   1996 (inception) through June 30, 1997 and for the Years
   Ended June 30, 1998 and 1999...........................................            50

 Statements of Cash Flows for the Period from June 17, 1996
   (inception) through June 30, 1997 and for the Years Ended
   June 30, 1998 and 1999.................................................            51

 Notes to Financial Statements............................................            52

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders nFront, Inc.

         We have audited the accompanying balance sheets of nFront, Inc. (the "Company") as of June 30, 1998 and 1999 and the related statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the period from June 17, 1996 (inception) through June 30, 1997, and for the two years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of nFront, Inc. at June 30, 1998 and 1999 and the results of its operations and its cash flows for the period from June 17, 1996 (inception) through June 30, 1997, and for the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.


                                               /s/ Ernst & Young LLP

Atlanta, Georgia
July 28, 1999

                                  NFRONT, INC.

                                 BALANCE SHEETS


                                                                           JUNE 30,            JUNE 30,
                                                                            1998                 1999
                                                                         -----------         -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents .....................................        $ 2,521,384         $   128,434
  Accounts receivable ...........................................            213,118           2,047,915
  Prepaid expenses and other assets .............................              2,811              41,859
  Refundable income taxes .......................................             51,850              47,198
                                                                         -----------         -----------
         Total current assets ...................................          2,789,163           2,265,406
Property and equipment:
  Projects in progress ..........................................                 --             358,107
  Leasehold improvements ........................................                 --              32,342
  Software ......................................................                 --             420,741
  Furniture and fixtures ........................................            197,541             353,421
  Equipment .....................................................             54,199             878,624
                                                                         -----------         -----------
                                                                             251,740           2,043,235
  Less accumulated depreciation .................................            (47,506)           (198,218)
                                                                         -----------         -----------
                                                                             204,234           1,845,017
Other assets ....................................................              4,731             984,803
                                                                         -----------         -----------
   Total assets .................................................        $ 2,998,128         $ 5,095,226
                                                                         ===========         ===========


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt .............................        $        --         $   777,880
  Accounts payable ..............................................             86,446           1,412,884
  Accrued liabilities ...........................................            191,195           1,840,588
  Deferred revenue ..............................................            554,317           1,331,847
                                                                         -----------         -----------
     Total current liabilities ..................................            831,958           5,363,199
Long-term debt, net of current portion ..........................                 --             307,566
Redeemable convertible preferred stock, no par value,
  10,000,000 shares authorized; issuable in series:
  Series A -- 255,885 shares authorized,
    issued and outstanding at June 30, 1998 and 1999,
    liquidation preference of $2,782,873 at June 30, 1999 .......          2,375,561           2,648,442
Stockholders' deficit:
  Common stock, no par value; 70,000,000 shares
    authorized; 8,132,993 and
    8,661,867 shares issued and outstanding at
    June 30, 1998 and 1999, respectively ........................            265,642             642,761
  Subscription receivable .......................................               (777)                 --
  Accumulated deficit ...........................................           (474,256)         (3,866,742)
                                                                         -----------         -----------
     Total stockholders' deficit ................................           (209,391)         (3,223,981)
                                                                         -----------         -----------
     Total liabilities and stockholders' deficit ................        $ 2,998,128         $ 5,095,226
                                                                         ===========         ===========

                             See accompanying notes.

                                  NFRONT, INC.

                            STATEMENTS OF OPERATIONS


                                                PERIOD FROM
                                               JUNE 17, 1996
                                                (INCEPTION)               YEAR ENDED JUNE 30,
                                                  THROUGH           --------------------------------
                                               JUNE 30, 1997            1998                 1999
                                               -------------        ------------         -----------
Revenues:
  Implementation fees ..................        $   358,245         $    722,859         $ 3,158,904
  Monthly service fees .................             34,263              185,283           1,446,092
  Other ................................            458,643              174,287             360,596
                                                -----------         ------------         -----------
  Total revenues .......................            851,151            1,082,429           4,965,592
Operating expenses:
  Cost of implementation ...............            246,544              346,054           1,073,484
  Cost of Internet banking data
     center ............................             61,681               96,732             455,748
  Selling and marketing ................            194,450              568,928           3,170,714
  Product development ..................            106,429              170,419           1,173,696
  General and administrative ...........            157,274              440,099           2,371,784
  Depreciation .........................             13,780               33,726             150,712
                                                -----------         ------------         -----------
Total operating expenses ...............            780,158            1,655,958           8,396,138
                                                -----------         ------------         -----------
Operating income (loss) ................             70,993             (573,529)         (3,430,546)
Other (income) expense:
  Interest income ......................             (3,672)             (26,692)            (72,511)
  Interest expense .....................                 --                2,084              34,451
                                                -----------         ------------         -----------
                                                     (3,672)             (24,608)            (38,060)
                                                -----------         ------------         -----------
Income (loss) before income taxes ......             74,665             (548,921)         (3,392,486)
Income tax expense (benefit) ...........             25,925              (25,925)                 --
                                                -----------         ------------         -----------
Net income (loss) ......................             48,740             (522,996)         (3,392,486)
Accretion on redeemable convertible
  preferred stock ......................                 --              (35,733)           (272,881)
                                                -----------         ------------         -----------

Net income (loss) attributable
  to common stock ......................        $    48,740         $   (558,729)        $(3,665,367)
                                                ===========         ============         ===========
Net income (loss) per common share
 -- basic and diluted ..................        $      0.01         $      (0.07)        $     (0.43)
                                                ===========         ============         ===========
Weighted average shares outstanding
 -- basic and diluted ..................          5,079,167            8,033,223           8,543,501
                                                ===========         ============         ===========
Unaudited pro forma net loss per share
 -- basic and diluted ..................                            $      (0.06)        $     (0.32)
                                                                    ============         ===========
Unaudited pro forma weighted average
  shares outstanding -- basic and
  diluted ..............................                               8,300,746          10,577,786
                                                                    ============         ===========

                             See accompanying notes.

                                  NFRONT, INC.

              STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)
          PERIOD FROM JUNE 17, 1996 (INCEPTION) THROUGH JUNE 30, 1997,
                 AND FOR THE YEARS ENDED JUNE 30, 1998 AND 1999


                                       REDEEMABLE CONVERTIBLE                                                           TOTAL
                                           PREFERRED STOCK             COMMON STOCK                     RETAINED    STOCKHOLDERS'
                                      -----------------------   ------------------------  SUBSCRIPTION  EARNINGS       EQUITY
                                       SHARES       AMOUNT        SHARES       AMOUNT      RECEIVABLE   (DEFICIT)     (DEFICIT)
                                      --------     ----------   ----------     ---------     -------   -----------  -------------
Balance at June 17,
  1996 (inception)................          --     $       --           --     $      --     $    --   $        --   $        --
  Proceeds from issuance
   of common stock................          --             --    7,950,000         1,375      (1,375)           --            --
  Payment of stock
   subscription receivable........          --             --           --            --         500            --           500
Net income........................          --             --           --            --          --        48,740        48,740
                                      --------     ----------   ----------     ---------     -------   -----------   ------------
Balance at June 30,
  1997............................          --             --    7,950,000         1,375        (875)       48,740        49,240
  Proceeds from issuance
   of common stock................          --             --      182,993       300,000          --            --       300,000
  Proceeds from the
    issuance of redeemable
    convertible preferred
   stock net of issuance
    costs of $160,172.............     255,885      2,339,828           --            --          --            --            --
  Accretion on redeemable
    convertible preferred
    stock.........................          --         35,733           --       (35,733)         --            --       (35,733)
  Payment of stock
    subscription
    receivable....................          --             --           --            --          98            --            98
  Net loss........................          --             --           --            --          --      (522,996)     (522,996)
                                      --------     ----------   ----------     ---------     -------   -----------   ------------
Balance at June 30,
  1998............................     255,885      2,375,561    8,132,993       265,642        (777)     (474,256)     (209,391)
  Proceeds from issuance
    of common stock...............          --             --      528,874       650,000          --            --       650,000
  Accretion on redeemable
    convertible preferred
    stock.........................          --        272,881           --      (272,881)         --            --      (272,881)
Payment of stock
  subscription receivable                   --             --           --            --         777            --           777
Net loss..........................          --             --           --            --          --    (3,392,486)   (3,392,486)
                                      --------     ----------   ----------     ---------     -------   -----------   ------------
Balance at June 30,
  1999............................     255,885     $2,648,442    8,661,867     $ 642,761     $    --   $(3,866,742)  $(3,223,981)
                                      ========     ==========   ==========     =========     =======   ===========   ===========

                             See accompanying notes.

                                  NFRONT, INC.

                            STATEMENTS OF CASH FLOWS



                                                                   PERIOD FROM
                                                                  JUNE 17, 1996
                                                                   (INCEPTION)                YEAR ENDED JUNE 30,
                                                                     THROUGH          -------------------------------
                                                                  JUNE 30, 1997           1998                1999
                                                                  -------------       -----------         -----------
OPERATING ACTIVITIES:
Net income (loss) ..........................................        $  48,740         $  (522,996)        $(3,392,486)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation .............................................           13,780              33,726             150,712
  Changes in operating assets and liabilities:
    Accounts receivable ....................................          (37,793)           (175,325)         (1,834,797)
    Prepaid expenses and other assets ......................           (3,405)             (4,137)            (39,048)
    Income taxes ...........................................           25,925             (51,850)              4,652
    Accounts payable .......................................           (3,110)            (20,355)          1,326,438
    Accrued liabilities ....................................          213,900             (22,705)          1,649,393
    Deferred revenue .......................................           32,404             521,913             777,530
                                                                    ---------         -----------         -----------
Net cash provided by (used in)
  operating activities .....................................          290,441            (241,729)         (1,357,606)

INVESTING ACTIVITIES:
Purchase of property and equipment .........................          (47,416)           (120,338)         (1,791,495)
                                                                    ---------         -----------         -----------
Net cash used in investing activities ......................          (47,416)           (120,338)         (1,791,495)

FINANCING ACTIVITIES:
Proceeds from stockholder loan .............................               --              90,000                 777
Repayment of stockholder loan ..............................               --             (90,000)                 --
Proceeds from bank credit facility .........................               --                  --           1,835,446
Repayment of bank credit facility ..........................               --                  --            (750,000)
Proceeds from issuance of preferred stock ..................               --           2,339,828                  --
Proceeds from issuance of common stock .....................              500             300,098             650,000
Increase in stock offering costs ...........................               --                  --            (980,072)
                                                                    ---------         -----------         -----------
Net cash provided by financing activities ..................              500           2,639,926             756,151
                                                                    ---------         -----------         -----------
Net increase (decrease) in cash and
  cash equivalents .........................................          243,525           2,277,859          (2,392,950)
Cash and cash equivalents at the
  beginning of the period ..................................               --             243,525           2,521,384
                                                                    ---------         -----------         -----------
Cash and cash equivalents at the end
  of the period ............................................        $ 243,525         $ 2,521,384         $   128,434
                                                                    =========         ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITY:
Assets acquired in exchange for programming services .......        $  83,986         $        --         $        --
                                                                    =========         ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest .....................................        $      --         $        --         $    30,128
                                                                    =========         ===========         ===========
Cash paid for income taxes .................................        $      --         $    51,850         $        --
                                                                    =========         ===========         ===========

                             See accompanying notes.

                                  NFRONT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         nFront, Inc. (the "Company") was incorporated on June 17, 1996 (date of inception). As the Company had minimal activity between the date of inception and June 30, 1996, the statements of operations, stockholders' equity (deficit) and cash flows for the period ended June 30, 1997 include the period
June 17, 1996 to June 30, 1996. The Company's normal operating cycle is twelve months.

DESCRIPTION OF BUSINESS

         The Company provides full-service Internet banking solutions to small to mid-sized banks. The solutions provided by the Company include development and implementation services, web site design, maintenance and hosting, customer service training and support, and marketing consulting.

USE OF ESTIMATES

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences may be material to the financial statements.

CASH AND CASH EQUIVALENTS

         The Company considers unrestricted, highly liquid investments with initial maturities of less than three months to be cash equivalents.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of assets ranging from three to seven years. Repairs and maintenance are charged to expense as incurred.

PRODUCT DEVELOPMENT COSTS

         Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between completion of a working model and the point at which the product is ready for general release have been insignificant.

REVENUE RECOGNITION

         The Company earns revenue from implementation fees, monthly user and transaction fees and marketing and training support materials and services.

         The non-refundable implementation fee, which is billable to the client bank when the contract is executed, is recognized as revenue ratably over the implementation period, which currently averages approximately three months. The Company's implementation costs are generally incurred ratably over the implementation period. The Company records the unrecognized portion of billable implementation fees as deferred revenue. Revenue from monthly user fees and transaction fees are recognized monthly based on the number of users with accounts on the bank's Internet branch at the end of the month and the transactions occurring during the month. The service contracts with the banks are typically five year exclusive agreements. The revenue from marketing and training support materials and services is recognized at the time the materials are delivered or the services are provided.

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 was effective July 1, 1998 and generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. There was no material change to the Company's accounting for revenue as a result of the adoption of SOP 97-2.

ADVERTISING

         The Company expenses the cost of advertising as incurred. Advertising expense was $5,116, $59,710 and $490,936 for the period from June 17, 1996 (inception) through June 30, 1997, and for the years ended June 30, 1998 and 1999, respectively.

STOCK BASED COMPENSATION

         SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"), sets forth accounting and reporting standards for stock based employee compensation plans. As permitted by SFAS 123, the Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations ("APB 25"). Under APB 25, no compensation expense is recognized for stock options granted to employees at fair market value. To date, all of the Company's stock option grants have been made with an option exercise price equal to or greater than the fair market value of the underlying common stock and, accordingly, no compensation expense has been recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The carrying amounts reported in the balance sheet for cash and cash equivalents and accounts receivable approximate their fair values.

CONCENTRATION OF CREDIT RISK

         The Company's revenues are primarily derived from companies located in the United States. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral. The Company provides for estimated credit losses at the time of sale.

         The Company's largest customers comprised the following percentages of total revenues:


                                                       PERIOD FROM
                                                      JUNE 17, 1996
                                                       (INCEPTION)       YEAR ENDED JUNE 30,
                                                         THROUGH       -----------------------
                                                      JUNE 30, 1997       1998         1999
                                                      -------------       ----         ----

                Client bank...................             57%              14%          --
                Strategic alliance partner....             --               --           29%

         Accounts receivable from three client banks totaled approximately $110,000 as of June 30, 1998. Accounts receivable from a strategic alliance partner totaled approximately $303,000 as of June 30, 1999.

RECLASSIFICATIONS

         Certain amounts in the financial statements for the period from June 17, 1996 (inception) through June 30, 1997 and for the year ended June 30, 1998 have been reclassified to conform to the presentation for the year ended June 30, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

         Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting for Comprehensive Income," ("SFAS 130"). SFAS 130 requires disclosures of components of non-stockholder changes in equity in interim periods and additional disclosures of components of non-stockholder changes in equity on an annual basis. Adoption of SFAS 130 had no impact on the Company's results of operations or financial position.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). The Company adopted SFAS 131 effective July 1, 1998. The adoption of this standard did not have a material effect on the Company's financial statement disclosures.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The standard is not expected to have a significant impact on the Company's financial statements.

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The Company will adopt SOP 98-1 effective July 1, 1999. The Company has not completed its evaluation of the impact of adopting SOP 98-1 but does not expect the adoption to have a material effect on its financial position or results of operations.

2.   LEASE COMMITMENTS

         The Company leases office facilities and certain equipment under separate operating lease agreements which expire at various dates through 2003. The Company has the option to renew the office facilities lease for an additional five years through 2008. Rental expense under these operating leases was $25,097, $52,361 and $232,792 for the period from June 17, 1996 (inception) through June 30, 1997 and for the years ended June 30, 1998 and 1999, respectively. Future commitments under noncancelable operating leases outstanding as of June 30, 1999 are as follows:



                                                          OPERATING
                                                            LEASE
               YEAR                                       PAYMENTS
               ----                                      ----------
               2000................................      $  286,230
               2001................................         241,474
               2002................................         231,759
               2003................................         223,251
               2004................................          37,392
               Thereafter..........................              --
                                                         ----------
                                                         $1,020,106
                                                         ==========

3.   LONG TERM DEBT

         In August 1998, the Company entered into a loan agreement with a bank under which it could borrow up to $750,000. Amounts borrowed under this agreement were charged interest at the bank's prime rate plus 1% per annum. This loan was repaid as of June 30, 1999.

         On April 22, 1999, the Company executed a senior subordinated debenture agreement with a stockholder under which the Company may borrow up to $5.0 million through the earlier of April 22, 2000 or the closing of an underwritten public offering of the Company's common stock. Unanimous approval of the Company's Board of Directors is required to borrow in excess of $3 million under the agreement. Interest on any borrowings under the senior subordinated debenture accrues at the prime rate plus 3% per annum, payable at maturity. In exchange for the stockholder's commitment under this agreement, the Company agreed to issue a three-year warrant to purchase shares of common stock, the number of shares and exercise price of which were determined by reference to the price per share in the initial public stock offering. Based on the price per share in the initial public stock offering, the warrant entitles the stockholder to purchase 50,000 shares of common stock at $10.00 per share.

    On June 17, 1999, the Company entered into a loan agreement which is comprised of a $4,425,000 revolving line of credit (the "Line"), which bears interest at Libor plus 1.75% per annum and a $575,000 term loan (the "Loan"), which bears interest at the Prime Rate plus 1.0% per annum. The Line is due on the earliest to occur of: (i) December 31, 1999; (ii) the consummation of a public offering of the Company's common stock; or (iii) 25 days after request for payment made by the lender. The Loan is due in 26 equal monthly installments commencing on July 15, 1999. The Line and the Loan are secured by substantially all of the assets of the Company and the Company used the proceeds of the Loan to repay long-term debt. As of June 30, 1999, the outstanding borrowings under the Line and the Loan were $512,500 and $572,946, respectively. All outstanding borrowings under this loan agreement were repaid in July 1999 using proceeds from the initial public stock offering. As a result of the consummation of the initial public stock offering, this loan agreement is no longer in existence.


4.   COMMON STOCK

         On January 14, 1998, the Company declared a fifty-for-one stock split of the Company's common stock. On September 16, 1998, the Company declared a three-for-one stock split of the Company's common stock. On May 28, 1999, the Company declared a 2.65 for 1 stock split of the Company's common stock. All common stock, option and warrant information, weighted average shares and earnings per share information has been retroactively restated to reflect the common stock splits.

         As of June 30, 1999, the Company has reserved 4,523,185 shares of common stock for future issuance upon the conversion of Series A Redeemable Convertible Preferred Stock into common stock, issuance of common stock under the Employee Stock Purchase Plan and upon the exercise of options to purchase common stock.

         On April 21, 1999, the Company's Board of Directors increased the number of authorized capital stock from 5,000,000 to 70,000,000 shares of common stock and from 1,000,000 to 10,000,000 shares of preferred stock.

5.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In May, 1998, the Company entered into an agreement to sell 255,885 shares of Series A Redeemable Convertible Preferred Stock (Series A) for $9.77 per share. In connection with the sale of Series A, the Company paid a fee of $125,000 to an investment banking company controlled by one of the Company's directors. This fee was recorded as an issuance cost.

         The holders of Series A have the right to convert all or part of the shares of Series A into common stock initially on a one-for-one basis subject to certain conversion ratio adjustments should the price of the common stock for any transaction subsequent to the agreement be lower than $9.77 per share or automatically if the Company completes an initial public offering at a specified price per share of common stock which results in aggregate gross proceeds of not less than $15.0 million. As a result of stock splits subsequent to the issuance of the Series A, the Series A conversion price has been reduced to $1.23 per share which results in a conversion ratio of 7.95-for-one. The holders of Series A vote together with the holders of common stock as a single class on all actions to be taken by the stockholders of the Company. The redemption price of the Series A is equal to the original issuance price of the Series A plus a 10% compound annual rate of return. The carrying amount of Series A is being increased by periodic accretions so that its carrying amount will equal the redemption amount at the redemption date.

         On July 2, 1999, in connection with the closing of the Company's initial public stock offering, the Series A was converted into common stock. Redeemable convertible preferred stock and stockholders' deficit are presented below on an unaudited pro forma basis as of June 30, 1999 as if the conversion of the outstanding Series A into 2,034,285 shares of the Company's common stock had taken place at June 30, 1999:

                     Redeemable convertible preferred stock          $       --
                     Stockholders' deficit:
                       Common stock, 10,696,152 pro forma shares
                        issued and outstanding                         3,291,203
                       Accumulated deficit                            (3,866,742)
                                                                     -----------
                     Total stockholders' deficit                     $  (575,539)
                                                                     ===========

6.   STOCK INCENTIVE PLANS

     Employee Stock Incentive Plan

         In January 1998, the Company's Board of Directors approved a stock incentive plan whereby shares of the Company's common stock were reserved for grants to employees of the Company. At June 30, 1999, there were 2,188,900 shares available for grant under the employee stock incentive plan. Options granted under the plan generally vest over a four year period and expire 10 years from the date of grant.

         A summary of the Company's stock options granted to employees, and related information for the fiscal year ended June 30, 1999 follows:


                                                                          NUMBER            WEIGHTED
                                                                            OF               AVERAGE
                                                                         OPTIONS         EXERCISE PRICE
                                                                         -------         --------------
Outstanding at June 30, 1998 .................................                  --           $     --
  Granted ....................................................           1,022,415               1.71
  Canceled ...................................................              (2,402)              1.78
                                                                        ----------
Outstanding at June 30, 1999 .................................           1,020,013           $   1.71
                                                                        ==========           ========
Exercisable at June 30, 1999 .................................              31,137           $   1.23
                                                                        ==========           ========
Weighted average fair value of options granted during year ...          $     0.41
                                                                        ==========

         The following table summarizes information about stock options outstanding at June 30, 1999:

                                    OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                    ---------------------------------------------------          -------------------
       RANGE            NUMBER        WEIGHTED AVERAGE      WEIGHTED         NUMBER             WEIGHTED
        OF          OUTSTANDING AT        REMAINING          AVERAGE       EXERCISABLE          AVERAGE
  EXERCISE PRICES    JUNE 30, 1999    CONTRACTUAL LIFE   EXERCISE PRICE  AT JUNE 30, 1999    EXERCISE PRICE
  ---------------   --------------    ----------------   --------------  ----------------    --------------
   $     1.23           959,782          9.25 Years          $ 1.23           31,137             $ 1.23
   $8.98 - $10.00        60,231          9.84 Years          $ 9.42               --                 --
                      ---------                                              -------
                      1,020,013          9.28 Years          $ 1.71           31,137             $ 1.23
                      =========                                              =======


         Pro forma information regarding net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Minimum Value option pricing model with the following weighted-average assumptions for the fiscal year ended June 30, 1999: risk-free interest rates of 5.39%; no dividend yields; and a weighted-average expected life of an option of 5 years.

         The Minimum Value option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options granted to employees is amortized to expense over the vesting period. The Company's pro forma information follows:


                                                                YEAR ENDED
                                                              JUNE 30, 1999
                                                              -------------
                 SFAS 123 pro forma net loss.............      $(3,724,094)
                                                               ===========
                 SFAS 123 pro forma loss per share.......      $     (0.44)
                                                               ===========

     Director Stock Option Plan

         On April 21, 1999, the Company's Board of Directors approved the Company's Director Stock Option Plan and has reserved 200,000 shares of the Company's common stock for issuance under the plan. As of June 30, 1999, there have been no options granted under this plan.

     Employee Stock Purchase Plan

         On May 25, 1999, the Company's Board of Directors approved the nFront, Inc. Employee Stock Purchase Plan which, subject to certain terms and conditions, will allow employees to purchase common stock through payroll deductions for 85% of the fair market value of the common stock. Upon adoption, 100,000 shares of common stock were reserved for issuance under the plan, and the number of shares available for issuance under the plan shall automatically increase on the last trading day of each fiscal year, beginning with the fiscal year ending June 30, 2000, by a number of shares equal to one-quarter percent (0.25%) of the total number of shares of common stock outstanding.

7.   WARRANTS

         During January 1998, the Company entered into a transaction with a reseller of the Company's services to purchase 182,993 shares of the Company's common stock at $1.63 per share in cash. In connection with this transaction, the Company agreed to issue warrants to purchase shares of common stock based on the number of customer contracts the reseller is able to enter into prior to September 30, 1998 and January 1, 2000. The reseller did not enter into the required number of contracts at the September 30, 1998 target date. If the reseller enters into a certain number of contracts prior to January 1, 2000, then the reseller will receive up to 114,988 warrants to purchase common stock at $1.63 per share. Any issued and unexercised warrants will expire on September 30, 2001. The value of the warrants will be determined when it is probable that the reseller will enter into the target number of contracts.

8.   INCOME TAXES

         The income tax provision (benefit) consists of the following:

                                                       PERIOD FROM
                                                      JUNE 17, 1996
                                                       (INCEPTION)                YEAR ENDED JUNE 30,
                                                         THROUGH            -------------------------------
                                                      JUNE 30, 1997              1998              1999
                                                      -------------              ----              ----
                Current:
                  Federal...............              $      19,448         $   (19,448)       $         --
                  State.................                      6,477              (6,477)                 --
                                                      -------------         -----------        ------------
                                                      $      25,925         $   (25,925)       $         --
                                                      =============         ===========        ============


         A reconciliation of the provision for income taxes (benefit) to the federal statutory rate is as follows:

                                                      PERIOD FROM
                                                     JUNE 17, 1996                YEAR ENDED JUNE 30,
(INCEPTION)                                             THROUGH             -------------------------------
                                                     JUNE 30, 1997               1998               1999
                                                     -------------               ----               ----
                Tax at statutory rate...              $    18,146           $  (208,479)      $  (1,289,145)
                Permanent differences...                    7,779                 5,089               6,214
                Other...................                       --                 8,800             (14,369)
                Valuation allowance.....                       --               168,665           1,297,300
                                                      -----------           -----------       -------------
                                                      $    25,925           $   (25,925)      $          --
                                                      ===========           ===========       =============


         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                         JUNE 30,
                                                               ---------------------------
                                                                    1998            1999
                                                                    ----            ----
                 Deferred tax assets:
                   Net operating loss....................      $    173,858    $  1,533,370
                   Other.................................                --          19,488
                                                               ------------    ------------
                 Total deferred tax assets...............           173,858       1,552,858
                 Deferred tax liabilities:
                   Depreciation..........................            (5,193)        (86,893)
                                                               ------------    ------------
                 Total deferred tax liabilities..........            (5,193)        (86,893)
                                                               ------------    ------------
                 Valuation allowance.....................          (168,665)     (1,465,965)
                                                               ------------    ------------
                 Net deferred taxes......................      $         --    $         --
                                                               ============    ============


         For federal income tax purposes at June 30, 1999, the Company has net operating loss carryforwards of approximately $4.0 million, of which approximately $.5 million and $3.5 million begin expiring in 2013 and 2019, respectively. Utilization of the Company's net operating loss carryforwards could become subject to annual limitation due to the "change of ownership" provisions of the Internal Revenue Code and similar state provisions. For financial reporting purposes, a valuation allowance has been recognized to reduce net deferred tax assets to zero due to uncertainties with respect to the Company's ability to realize the benefit of net deferred income tax assets.

9.   401(K) PLAN

         In April, 1998, the Company adopted the nFront, Inc. Retirement Plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the plan after three months of service. Participants may contribute a percentage of their base salaries up to the maximum allowable under Section 401(k). Contributions made to the Plan by the Company are discretionary. No employer contributions to the Plan have been made through June 30, 1999.

10.  RELATED PARTY TRANSACTIONS

         In January 1997, the Company entered into an agreement with a company owned by certain principal shareholders of the Company whereby the Company would obtain certain furniture and equipment in exchange for programming services. The parties valued these assets at $83,986 and the obligation was satisfied upon the provision of $9,901 and $74,085 of programming services in the period from June 17, 1996 (inception) through June 30, 1997 and year ended June 30, 1998.

         In October 1997, the Company loaned a stockholder $20,000, which was repaid in February 1998. The loan was unsecured and bore interest at 10.5% per annum.

         During the period from October 1997 through January 1998, the Company borrowed $90,000 from its Chief Executive Officer. The loans were unsecured and bore interest at 10.5% per annum, and were repaid in February 1998.

         One of the Company's shareholders is a reseller of the Company's services. During the year ended June 30, 1998 this reseller accounted for $136,872 of the Company's revenues. There were no revenues from this reseller during the fiscal year ended June 30, 1999.

11.  NET INCOME (LOSS) PER SHARE

         Net income (loss) per share has been computed in accordance with SFAS 128 which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. Potentially dilutive options to purchase 1,020,013 shares of common stock with a weighted average exercise price of $1.74 per share outstanding at June 30, 1999 and 2,034,285 common shares issuable upon conversion of the redeemable convertible preferred stock were not included in the computation of historical diluted loss per share for the periods outstanding because the Company reported a loss and, therefore, the effect would be anti-dilutive. There were no potentially dilutive securities outstanding during the period from June 17, 1996 (inception) through June 30, 1997 and for the fiscal year ended June 30, 1998.

         The following table sets forth the reconciliation of the numerators of the basic and diluted income (loss) per share:

                                                            PERIOD FROM
                                                           JUNE 17, 1996
                                                            (INCEPTION)        YEAR ENDED JUNE 30,
                                                              THROUGH      --------------------------
                                                           JUNE 30, 1997        1998           1999
                                                           -------------        ----           ----
           Historical:
              Net income (loss).......................      $   48,740     $  (522,996)    $(3,392,486)

              Accretion on redeemable convertible
               preferred stock........................              --         (35,733)       (272,881)
                                                            ----------     -----------     -----------
              Net income (loss) attributable to common
               stock..................................      $   48,740     $  (558,729)    $(3,665,367)
                                                            ==========     ===========     ===========
              Net income (loss) per common share
              -- basic and diluted....................      $     0.01     $     (0.07)    $     (0.43)
                                                            ==========     ===========     ===========
              Weighted average shares outstanding--
               basic and diluted......................       5,079,167       8,033,223       8,543,501
                                                            ==========     ===========     ===========

           Unaudited pro forma:
              Net income (loss).......................      $   48,740     $  (522,996)    $(3,392,486)
                                                            ==========     ===========     ===========
              Weighted average shares outstanding
              -- basic and diluted (from above).......       5,079,167       8,033,223       8,543,501

              Adjustment to reflect assumed conversion
               of preferred stock from the date of
               issuance...............................              --         267,523       2,034,285
                                                            ----------     -----------     -----------
              Unaudited pro forma weighted average
               shares outstanding -- basic and diluted       5,079,167       8,300,746      10,577,786
                                                             =========       =========      ==========
              Unaudited pro forma net income (loss)
               per share -- basic and diluted.........      $     0.01     $     (0.06)    $     (0.32)
                                                            ==========     ===========     ===========

12.  SUBSEQUENT EVENTS

         The Company received the proceeds from its initial public stock offering of 3.5 million shares of common stock on July 2, 1999. The offering price was $10.00 per share and raised approximately $32.5 million in new capital, net of underwriter fees and other offering costs.