Form 10-Q
period 1999-09-30
NFRONT INC
filed 1999-11-12
CIK 1084482

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[MARK ONE]
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-26513

                                  NFRONT, INC.
             (Exact name of registrant as specified in Its charter)


                          GEORGIA                                                              58-2242756
(State or other Jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)


                         520 GUTHRIDGE COURT, SUITE 100
                               NORCROSS, GA 30092
                    (Address of principal executive offices)
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770)209-4460

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 1999, the Company had 14,196,136 shares of Common Stock, no par value, outstanding.


--------------------------------------------------------------------------------

                                  NFRONT, INC.

                               INDEX TO FORM 10-Q

                                                                                                         PAGE
                                                                                                         ----
         PART I            FINANCIAL INFORMATION

         Item 1.           Financial Statements                                                            3

         Item 2.           Management's Discussion and Analysis of Financial Condition                     7
                             And Results of Operations

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     13


         PART II           OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K                                               13

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  NFRONT, INC.

                                 BALANCE SHEETS


                                                                                      SEPTEMBER 30,           JUNE 30,
                                                                                          1999                  1999
                                                                                      -------------          -----------
                                          ASSETS                                      (Unaudited)

          Current assets:
            Cash and cash equivalents ......................................          $ 25,352,238           $   128,434
            Accounts receivable ............................................             2,663,332             2,047,915
            Prepaid expenses ...............................................               275,121                41,859
            Other current assets ...........................................               429,957                    --
            Refundable income taxes ........................................                    --                47,198
                                                                                      ------------           -----------
                   Total current assets ....................................            28,720,648             2,265,406
          Property and equipment:
            Projects in progress ...........................................             2,534,966               358,107
            Leasehold improvements .........................................                47,172                32,342
            Software .......................................................               463,402               420,741
            Furniture and fixtures .........................................               417,200               353,421
            Equipment ......................................................             1,124,328               878,624
                                                                                      ------------           -----------
                                                                                         4,587,068             2,043,235
            Less accumulated depreciation ..................................              (311,315)             (198,218)
                                                                                      ------------           -----------
                                                                                         4,275,753             1,845,017
          Other assets .....................................................                42,292               984,803
                                                                                      ------------           -----------
             Total assets ..................................................          $ 33,038,693           $ 5,095,226
                                                                                      ============           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         Current liabilities:
           Current portion of long-term debt ...............................          $         --           $   777,880
           Accounts payable ................................................             1,518,583             1,412,884
           Accrued liabilities .............................................             1,153,059             1,840,588
           Deferred revenue ................................................             1,897,373             1,331,847
                                                                                         ---------           -----------
              Total current liabilities ....................................             4,569,015             5,363,199
         Long-term debt, net of current portion ............................                    --               307,566
         Redeemable convertible preferred stock, no par value;
           10,000,000 shares authorized; issuable in series:
           Series A -- 255,885 shares authorized,
             issued and outstanding at June 30, 1999,
             liquidation preference of $2,782,873 at June 30, 1999 .........                    --             2,648,442
         Stockholders' equity (deficit):
           Common stock, no par value; 70,000,000 shares
             authorized; 14,196,152 and
             8,661,867 shares issued and outstanding at
             September 30, 1999 and June 30, 1999, respectively ............            34,900,130               642,761
           Accumulated deficit .............................................            (6,430,452)           (3,866,742)
                                                                                      ------------           -----------
              Total stockholders' equity (deficit) .........................            28,469,678            (3,223,981)
                                                                                      ------------           -----------
              Total liabilities and stockholders' equity (deficit) .........          $ 33,038,693           $ 5,095,226
                                                                                      ============           ===========

                            See accompanying notes.

                                  NFRONT, INC.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                      ----------------------------------
                                                          1999                  1998
                                                      ------------           -----------

         Revenues:
           Implementation fees .............          $  1,507,773           $   481,677
           Monthly service fees ............               884,514               132,706
           Other ...........................               126,699                12,014
                                                      ------------           -----------
           Total revenues ..................             2,518,986               626,397
         Operating expenses:
           Cost of implementation ..........               527,404               211,823
           Cost of Internet banking data
              center .......................               332,531                47,085
           Selling and marketing ...........             2,432,709               260,471
           Product development .............               693,960               146,881
           General and administrative ......             1,333,377               363,640
           Depreciation ....................               113,097                16,048
                                                      ------------           -----------
           Total operating expenses ........             5,433,078             1,045,948
                                                      ------------           -----------
         Operating loss ....................            (2,914,092)             (419,551)
         Other (income) expense:
           Interest income .................              (352,964)              (26,186)
           Interest expense ................                 2,582                   518
                                                      ------------           -----------
                                                          (350,382)              (25,668)
                                                      ------------           -----------
         Loss before income taxes ..........            (2,563,710)             (393,883)
         Income tax expense (benefit) ......                    --                    --
                                                      ------------           -----------
         Net loss ..........................            (2,563,710)             (393,883)
         Accretion on redeemable convertible
           preferred stock .................                    --               (68,220)
                                                      ------------           -----------
         Net loss attributable
           to common stock .................          $ (2,563,710)          $  (462,103)
                                                      ============           ===========
         Net loss per common share
          -- basic and diluted .............          $      (0.18)          $     (0.06)
                                                      ============           ===========
         Weighted average shares outstanding
          -- basic and diluted .............            14,135,997             8,209,941
                                                      ============           ===========

                            See accompanying notes.

                                  NFRONT, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                    THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                             -----------------------------------
                                                                                 1999                   1998
                                                                             ------------           ------------

         OPERATING ACTIVITIES:
           Net loss ............................................             $ (2,563,710)          $   (393,883)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
             Depreciation ......................................                  113,097                 16,048
             Changes in operating assets and liabilities:
               Accounts receivable .............................                 (615,417)              (340,815)
               Prepaid expenses and other assets ...............                  279,292                (71,071)
               Income taxes ....................................                   47,198                     --
               Accounts payable ................................                  105,699                110,208
               Accrued liabilities .............................                 (687,529)                13,133
               Deferred revenue ................................                  565,526                140,116
                                                                             ------------           ------------
           Net cash used in operating activities ...............               (2,755,844)              (526,264)
         INVESTING ACTIVITIES:
           Purchase of property and equipment ..................               (2,543,833)              (208,014)
                                                                             ------------           ------------
           Net cash used in investing activities ...............               (2,543,833)              (208,014)
         FINANCING ACTIVITIES:
           Proceeds from bank credit facility ..................                       --                310,000
           Repayment of bank credit facility ...................               (1,085,446)                    --
           Proceeds from issuance of common stock ..............               35,000,000                600,000
           Increase in stock offering costs                                    (3,391,073)                    --
                                                                             ------------           ------------
           Net cash provided by financing activities ...........               30,523,481                910,000
                                                                             ------------           ------------
           Net increase in cash and cash equivalents ...........               25,223,804                175,722
           Cash and cash equivalents at the
             beginning of the period ...........................                  128,434              2,521,384
                                                                             ------------           ------------
           Cash and cash equivalents at the end
             of the period .....................................             $ 25,352,238           $  2,697,106
                                                                             ============           ============
         SUPPLEMENTAL CASH FLOW INFORMATION
           Cash paid for interest ..............................             $      3,955           $         --
                                                                             ============           ============

                            See accompanying notes.

                                  NFRONT, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
         Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report of the Company on Form 10-K for the year ended June 30, 1999.

2. The Company received the proceeds from its initial public stock offering of 3.5 million shares of common stock on July 2, 1999. The offering price was $10.00 per share and raised approximately $32.5 million in new capital, net of underwriter fees.

3. On June 17, 1999, the Company entered into a loan agreement which was comprised of a $4,425,000 revolving line of credit (the "Line") and a $575,000 term loan (the "Loan"). All outstanding borrowings under this loan agreement were repaid in July 1999 using proceeds from the initial public stock offering. As a result of the consummation of the initial public stock offering, this loan agreement is no longer in existence.

4. In May, 1998, the Company entered into an agreement to sell 255,885 shares of Series A Redeemable Convertible Preferred Stock ("Series A") for $9.77 per share. As a result of stock splits subsequent to the issuance of the Series A, the Series A conversion price was reduced to $1.23 per share which resulted in a conversion ratio of 7.95-for-one. On July 2, 1999, in connection with the closing of the Company's initial public stock offering, the Series A was converted into common stock.

5. Net loss per share has been computed in accordance with SFAS 128 which requires disclosure of basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes the impact of potentially dilutive securities. Potentially dilutive options to purchase 1,047,951 shares of common stock with a weighted average exercise price of $2.05 per share outstanding at September 30, 1999 and 846,630 shares of common stock with a weighted average exercise price of $1.23 per share outstanding at September 30, 1998 along with 2,034,285 common shares issuable upon conversion of the redeemable convertible preferred stock at September 30, 1998 were not included in the computation of historical diluted loss per share for the periods outstanding because the Company reported a loss and, therefore, the effect would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         nFront provides a comprehensive, outsourced solution that enables small to mid-sized banks to offer their retail and commercial customers banking and financial services through the Internet in a secure environment. nFront's products and services provide bank-branded Internet applications to these banks. We were founded and incorporated in June 1996. From June 1996 through May 1997, our principal activities consisted of developing our nHome product, recruiting employees and raising capital. Our revenue during this period was generated primarily through software licensing fees from our nHome product. In June 1997, in response to the significant demand from small to mid-sized banks, we opened our Internet banking data center and began focusing on providing our client banks with a comprehensive outsourced Internet banking solution. In March 1999, we released our nBusiness product, which is designed to meet the specific needs of a bank's commercial customers. Our nHome product has been responsible for generating most of our revenue to date.

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

         The implementation fee, which is generally billable to the client bank when the contract is executed, is recognized as revenue over the implementation period, which currently averages approximately three months. We record the unrecognized portion of billable implementation fees as deferred revenue. Revenue from monthly user fees and transaction fees are recognized monthly based on the number of users with accounts on the bank's Internet branch at the end of the month and the transactions occurring during the month. The service contracts with the banks are typically five year exclusive agreements. The revenue from marketing and training support materials and services is recognized at the time the materials are delivered or the services are provided.

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

         To date, the majority of our resources have been directed to creating our nHome and nBusiness Internet banking products, building our Internet banking data center, forming exclusive strategic marketing alliances, marketing our products and building our sales and marketing team. Our strategy is to rapidly expand our base of client banks, assist these banks in promoting the use of the nFront system by their customers and increase the retail and commercial banking communities' awareness and acceptance of the nFront solution. We anticipate that our operating expenses will continue to increase in future periods as we continue to expand our sales force, increase our marketing and branding efforts, continue to develop new distribution channels, fund greater levels of product development and expand our support staff and facilities to facilitate our anticipated growth. Accordingly, we expect to incur additional losses in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table shows unaudited financial data for the three months ended September 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period.



                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                1999                  1998
                                                                            ------------           -----------

                   STATEMENT OF OPERATIONS DATA:
                     Revenues:
                      Implementation fees ........................          $  1,507,773           $   481,677
                      Monthly service fees .......................               884,514               132,706
                      Other ......................................               126,699                12,014
                                                                            ------------           -----------
                        Total revenues ...........................             2,518,986               626,397
                     Operating expenses:
                      Cost of implementation .....................               527,404               211,823
                      Cost of Internet banking data center .......               332,531                47,085
                      Selling and marketing ......................             2,432,709               260,471
                      Product development ........................               693,960               146,881
                      General and administrative .................             1,333,377               363,640
                      Depreciation ...............................               113,097                16,048
                                                                            ------------           -----------
                        Total operating expenses .................             5,433,078             1,045,948
                                                                            ------------           -----------
                     Operating loss ..............................            (2,914,092)             (419,551)
                     Other (income) expense:
                      Interest income ............................              (352,964)              (26,186)
                      Interest expense ...........................                 2,582                   518
                                                                            ------------           -----------
                     Loss before income taxes ....................            (2,563,710)             (393,883)
                     Income tax expense (benefit) ................                    --                    --
                                                                            ------------           -----------
                     Net loss ....................................            (2,563,710)             (393,883)
                     Accretion on redeemable convertible preferred
                       stock .....................................                    --                68,220
                                                                            ------------           -----------
                     Net loss attributable to common stock .......          $ (2,563,710)          $  (462,103)
                                                                            ============           ===========
                     Net loss per common share -- basic and
                       diluted ...................................          $      (0.18)          $     (0.06)
                                                                            ============           ===========
                     Weighted average shares outstanding -- basic
                       and diluted ...............................            14,135,997             8,209,941
                                                                            ============           ===========

                  OPERATING DATA (AT END OF PERIOD):
                     Total client banks under contract ...........                   210                    67
                     Total client banks implemented ..............                   144                    38
                     Total customers at client banks using our
                       solution ..................................                55,327                 7,855


REVENUES

         Implementation Fees. Implementation fees represent fees generated from developing the client banks' uniquely branded web sites. Implementation fees increased from $482,000 during the three months ended

September 30, 1998 to $1.5 million for the three months ended September 30, 1999. This 213% increase was partly attributable to an increase in the number of new banks implementing the nFront solution during the first quarter of fiscal 1999, from 18 banks for the three months ended September 30, 1998 to 33 banks for the three months ended September 30, 1999. This increase in banks implementing our Internet banking solution reflects the growth in our sales force from one individual as of September 30, 1998 to a team of 22 sales representatives at September 30, 1999. In addition, we introduced our nBusiness product in March 1999. This additional product offering generated increased fees from banks purchasing both the nHome product and the nBusiness product as well as existing bank clients adding on this product offering. During the three month period ended September 30, 1999, these additional implementation fees from the nBusiness product totaled $489,000 compared to none for the same period in 1998.

         Monthly Service Fees. Monthly service fees consist of the monthly fees charged to our client banks based primarily on the number of bank customers with accounts on the system and the volume of transactions such as bill payment, ACH transfers and check imaging. These fees increased from $133,000 for the three months ended September 30, 1998 to $885,000 for the three months ended September 30, 1999. This increase is attributable to the increase in customers at our client banks utilizing the nFront system from approximately 7,800 at September 30, 1998 to over 55,000 at September 30, 1999.

         Other. Other revenue consists of the fees charged to our client banks for materials and services to support marketing and training efforts as well as other non-recurring fees, such as fees for custom web site development. These revenues increased from $12,000 for the three months ended September 30, 1998 to $127,000 for the three months ended September 30, 1999 primarily because of increased sales of our marketing and training materials by our expanded sales team.

EXPENSES

         Cost of Implementation. Cost of implementation consists primarily of salaries and wages and facilities costs directly attributable to the implementation process. Cost of implementation increased from $212,000 during the three months ended September 30, 1998 to $527,000 during the three months ended September 30, 1999. This increase reflects the significant growth in personnel required to accommodate the increase in new banks purchasing and implementing our solution. During the three months ended September 30, 1999, 33 new bank implementations were completed compared to only 18 new bank implementations during the three month period ended September 30, 1998.

         Cost of Internet Banking Data Center. Cost of Internet banking data center consists primarily of salaries and wages and communications costs required to operate the Internet banking data center as well as fees paid to vendors that provide certain transaction processing such as end-user bill payment. These costs increased from $47,000 for the three months ended September 30, 1998 to $333,000 for the three months ended September 30, 1999 to support the significant growth in the number of client banks and those banks' customers utilizing the nFront system.

         Selling and Marketing. Selling and marketing expenses consist primarily of salaries and wages, advertising costs, sales commissions, travel and public relations costs. Sales and marketing expenses increased from $260,000 for the three months ended September 30, 1998 to $2.4 million for the three months ended September 30, 1999. This increase reflects the expansion of our sales and marketing teams and a substantial increase in sales commissions paid to our sales representatives and companies with which we have strategic marketing alliances due to our increased sales. In addition, we have increased our marketing efforts designed to increase the number of our client banks' customers utilizing the nFront system. We believe that these expenses will continue to increase in the future as we grow our sales and marketing teams and penetrate a larger number of banks. As the number of our client banks grows, we will increase our marketing and advertising efforts to increase the number of end-users utilizing the nFront system, thereby generating increased recurring monthly service fees.

         Product Development. Product development expenses consist primarily of salaries and wages costs.

Product development expenses increased from $147,000 during the three months ended September 30, 1998 to $694,000 during the three months ended September 30, 1999. This increase reflects the increase in technical personnel to support the continued development of our nHome and nBusiness products, including the development of new add-on features. The 1998 amount reflects costs associated primarily with the nHome product whereas the 1999 amount reflects costs related to both the nHome and nBusiness products.

         General and Administrative. General and administrative expenses consist primarily of salaries and wages and other related costs for administrative and executive employees, professional fees and facilities-related expenses. General and administrative expenses increased from $364,000 for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. This increase is attributable to an increase in personnel and facilities expenses necessary to support our expanded operations as well as an increase in the level of professional fees incurred as a result of the Company becoming a publicly traded corporation effective June 29, 1999.

         Depreciation. Depreciation expense increased from $16,000 during the three months ended September 30, 1998 to $113,000 during the three months ended September 30, 1999 primarily as a result of depreciation of new computer equipment associated with the growth of the Internet banking data center and the growth in the number of employees, as well as depreciation of our enhanced administrative systems. During fiscal 1999, we added new sales automation, customer support and accounting systems.

         Interest Income. Interest income increased from $26,000 during the three months ended September 30, 1998 to $353,000 during the three months ended September 30, 1999 as a result of interest earned on the proceeds obtained from the initial public stock offering which closed on July 2, 1999. We received approximately $32.5 million from this offering, net of underwriter fees.

         Income Taxes. As of September 30, 1999, we had approximately $4.3 million of federal net operating loss carryforwards, which begin expiring in 2013. Utilization of these net operating loss carryforwards could become subject to annual limitation due to "change of ownership" provisions of the Internal Revenue Code and similar state provisions. For financial reporting purposes, a valuation allowance has been recognized to reduce net deferred tax assets to zero due to uncertainties with respect to nFront's ability to realize the benefit of net deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         As a result of the Company's initial public stock offering which closed July 2, 1999, we have raised approximately $32.5 million of capital, net of underwriter fees. The Company issued 3.5 million shares of common stock in connection with this offering and converted the outstanding redeemable convertible preferred stock into 2,034,285 shares of the Company's common stock. Through September 30, 1999, we have invested approximately $2.5 million of the proceeds in capital expenditures related to the Internet banking data center and we have paid off the outstanding debt as of June 30, 1999 in the amount of approximately $1.1 million. An additional $2.8 million of the proceeds has been applied to support our working capital needs as we grow our business. Our working capital needs have expanded significantly as our client base has grown to 210 banks and over 55,000 end-users as of September 30, 1999. At September 30, 1999, we had cash of $25.4 million, and all previously existing credit facilities have been terminated upon the repayment of the amounts borrowed.

         For the remainder of fiscal 2000, we expect to invest an additional $2 million in capital expenditures to continue to enhance our data center operations, to furnish expanded facilities and to support the continued growth of the Company. We believe that our existing capital resources will be sufficient to fund our operations for at least the next 18 to 24 months. If we expand more rapidly than currently anticipated, if our working capital needs exceed our current expectations or if we make acquisitions, we may need to raise additional capital from equity or debt sources. We cannot be sure that we will be able to obtain the additional financing necessary to satisfy these expanded cash requirements or to implement an expanded growth strategy on acceptable terms or at all. If we cannot obtain this financing on terms acceptable to us, we may be forced to curtail some planned business expansion and may be unable to fund our ongoing operations.

         During the three months ended September 30, 1999, we used net cash of $2.8 million for operating activities, as compared to $526,000 for the three month period ended September 30, 1998. Operating activities for the 1999 period consisted primarily of a $2.6 million net loss and an increase in accounts receivable of $615,000 and a decrease in accounts payable and accrued liabilities of $582,000, partially offset by an increase in deferred revenue of $566,000. The decrease in payables relates primarily to the payment of charges incurred in connection with the Company's initial public stock offering and the increase in accounts receivable and in deferred revenue is due to the increase in sales volume generated during the three months ended September 30, 1999. Cash used in operating activities during the 1998 period included a net loss of $394,000 and an increase in accounts receivable of $341,000 partially offset by an increase in accounts payable of $110,000 and an increase in deferred revenue of $140,000.

         Cash used in investing activities was $2.5 million for the three months ended September 30, 1999, as compared to $208,000 for the three months ended September 30, 1998. Investing activities for the 1999 period and the 1998 period consisted of capital expenditures which were related primarily to the expansion of our existing Internet banking data center and the build out of a fully redundant data center that will be hosted in Sterling, Virginia. The majority of the costs related to this redundant data center have been incurred as of September 30, 1999.

         Cash provided by financing activities was $30.5 million for the three months ended September 30, 1999, as compared to $910,000 for the three months ended September 30, 1998. Financing activities in the three months ended September 30, 1999 included gross proceeds from the initial public stock offering of $35 million, offset by the repayment of our bank credit facility in the amount of $1.1 million and stock offering costs of $3.4 million. Cash provided by financing activities in the three months ended September 30, 1998 included proceeds of $600,000 from the sale of common stock and $310,000 from borrowings against a bank credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. We have adopted SOP 98-1 effective July 1, 1999 and there was no material effect on our financial position or results of operations.

IMPACT OF YEAR 2000 COMPUTER ISSUES

         The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year without specifying the century. As a result, date-sensitive software may recognize a date of "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of nFront's operations, including a temporary inability to process transactions, send invoices or engage in other business activities, and, as a result, the operations of the banks and end users that we serve. Year 2000 issues impact nFront both on an external basis in connection with the products and services we offer to banks and end users, as well as on an internal basis as to our own operations and systems. We also face risks relating to the potential year 2000 non-compliance with institutions that provide services to us, merchants processing electronic transfer of funds, the FedWire system governing electronic funds transfers and the Federal Reserve system itself. We believe that based on our assessments to date, material year 2000 issues that we have identified that are within our control have been corrected. The failure of nFront or third party hardware or software that is used by nFront or in conjunction with our products to be year 2000 compliant could have a material adverse effect on nFront's financial position and results of operations.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this Report and include all statements which are not historical facts and which relate to our intent, belief or current expectations, or that of our directors or officers, with respect to, among other things: (i) trends affecting the demand for our products and our ability to effectively compete for customers; (ii) trends affecting our financial condition or results of operations; (iii) our financing plans, including our ability to obtain financing in the future; (iv) our growth strategy (including the ongoing strength of our strategic alliances) and operating strategy; (v) our anticipated capital needs and anticipated capital expenditures; and (vi) our ongoing product development strategies. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in forward-looking statements as a result of : (i) factors affecting the availability, terms and cost of capital, risks associated with dependence on the Internet, competitive factors and pricing pressures, general economic conditions, the failure of the market demand for our products and services to be commensurate with our management's expectations or past experience, the impact of present or future laws and regulations on our business, changes in operating expenses or the failure of operating expenses to be consistent with our management's expectations and the impact that any network security or performance problems could have on demand for our products and services; (ii) various factors discussed herein; and (iii) those factors discussed in detail in our previous filings with the Securities and Exchange Commission, including under (a) the heading "Factors That May Affect Future Results of Operations" in our Annual Report on Form 10-K for the year ended June 30, 1999 and (b) the heading "Risk Factors" in our Registration Statement on Form S-1 (Registration number (333-76955), as declared effective by the Securities and Exchange Commission on June 28, 1999.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         There have been no material changes in the applicable disclosures since those set forth in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

                                    PART II
                               OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibit Number 27 - Financial Data Schedule (for SEC use only).

             (b) Reports on Form 8-K.

                 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NFRONT, INC.

Date: November 12, 1999        /S/ BRADY L. "TRIPP" RACKLEY, III
                               --------------------------------------------
                               BRADY L. "TRIPP" RACKLEY, III
                               Chairman of the Board and Chief Executive Officer
                               (Duly Authorized Officer)

Date: November 12, 1999        /S/ JEFFREY W. HODGES
                               --------------------------------------------
                               JEFFREY W. HODGES
                               Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer)